Form 10-Q
period 2012-06-30
Introbuzz
filed 2012-08-14
CIK 1540160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File No. 333-179118


                                    INTROBUZZ
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              26-2568892
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                  8220 Defiance Avenue, Las Vegas, Nevada 89129
                    (Address of Principal Executive Offices)

                                 (424) 225-2783
                           (Issuer's telephone number)

                            7816 Calico Flower Avenue
                             Las Vegas, Nevada 89128
      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2012: 6,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2. Management's Discussion and Analysis of Financial Condition           15

Item 4. Control and Procedures                                                17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities                                                 18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Mine Safety Disclosures                                               18

Item 5. Other Information                                                     18

Item 6. Exhibits and Reports on Form 8-K                                      18

SIGNATURE                                                                     19

ITEM 1. FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                                 INTROBUZZ, INC.
                              FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Balance Sheets, June 30, 2012 (unaudited) and December 31, 2011 (audited)      4

Statements of Operations, for the six month periods ended June 30, 2012 and 2011 (unaudited) and for the period May 1, 2008 (date of inception)
 through June 30, 2012 (unaudited)                                             5

Statement of Changes in Stockholders' Equity (Deficit), for the period
 May 1, 2008 (date of inception) through June 30, 2012 (unaudited)             6

Statements of Cash Flows, for the six month periods ended June 30, 2012 and 2011 (unaudited) and for the period May 1, 2008 (date of inception)
 through June 30, 2012 (unaudited)                                             7

Notes to Financial Statements (unaudited)                                      8

                                 Introbuzz, Inc.
                     (A Business Development Stage Company)
                                 Balance Sheets

                                                                 June 30,          December 31,
                                                                   2012               2011
                                                                 --------           --------
                                                                (unaudited)         (audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $     15           $     15
                                                                 --------           --------
      TOTAL CURRENT ASSETS                                             15                 15

Intangible assets, net of accumulated
 amortization of $33,017 and $30,867, respectively                  7,833              9,983
                                                                 --------           --------

      TOTAL ASSETS                                               $  7,848           $  9,998
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    206           $  5,576
  Accrued interest on shareholder debt                                 --                 --
  Loans from shareholder                                               --                 --
                                                                 --------           --------
      TOTAL CURRENT LIABILITIES                                       206              5,576

STOCKHOLDERS' EQUITY
  Common stock: 10,000,000 authorized; $0.001 par value
   6,000,000 shares issued and outstanding                          6,000              6,000
  Additional paid in capital                                       52,523             52,523
  Accumulated deficit during development stage                    (58,751)           (54,101
                                                                 --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                           (228)             4,422
                                                                 --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,848           $  9,998
                                                                 ========           ========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                     (A Business Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                              For the Six Months Ended             May 1, 2008
                                                      June 30,                     (inception)
                                          -------------------------------            June 30,
                                             2012                 2011                 2012
                                          ----------           ----------           ----------
REVENUES                                  $       --           $       --           $       --
                                          ----------           ----------           ----------
OPERATING EXPENSES
  Professional                                 2,500                   --                8,750
  General and administrative                      --                3,311
  Research and development                        --                   --                6,000
  Amortization                                 2,150                2,150               35,167
                                          ----------           ----------           ----------
TOTAL OPERATING EXPENSES                       4,650                2,150               53,228
                                          ----------           ----------           ----------
NET LOSS FROM OPERATIONS                      (4,650)              (2,150)             (53,228)

OTHER INCOME (EXPENSE)
  Interest expense                                --                   --               (5,523)
  Income taxes                                    --                   --                   --
                                          ----------           ----------           ----------

NET LOSS                                  $   (4,650           $   (2,503)          $  (58,751)
                                          ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE          $    (0.00)          $    (0.00)
                                          ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        6,000,000            6,000,000
                                          ==========           ==========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                     (A Business Development Stage Company)
                        Statement of Stockholders' Equity

                                               Common Stock               Additional
                                         -----------------------           Paid in       Accumulated
                                         Shares           Amount           Capital         Deficit            Total
                                         ------           ------           -------         -------            -----
Balance as of May 01, 2008                     --       $       --       $       --      $       --        $       --

Common shares issued:
 May 1, 2008, to founders for cash      6,000,000            6,000               --              --             6,000

Net loss                                       --               --               --          (9,319)           (9,319)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2008         6,000,000            6,000               --          (9,319)           (3,319)

Net loss                                       --               --               --         (16,650)          (16,650)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2009         6,000,000            6,000               --         (25,969)          (19,969)

Net loss                                       --               --               --         (10,043)          (10,043)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2010         6,000,000            6,000               --         (36,012)          (30,012)

Net loss                                       --               --               --         (13,510)          (13,510)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2011         6,000,000            6,000               --         (49,522)          (43,522)

Forgiveness of debt to shareholders,
 including accrued interest                    --               --           52,523              --            52,523

Net loss (unaudited)                           --               --               --          (4,579)           (4,579)
                                       ----------       ----------       ----------      ----------        ----------

Balance, March 31, 2012                 6,000,000            6,000           52,523         (54,101)            4,422
                                       ----------       ----------       ----------      ----------        ----------

Net loss (unaudited)                           --               --               --          (4,650)           (4,650)
                                       ----------       ----------       ----------      ----------        ----------

Balance June 30, 2012                   6,000,000       $    6,000       $   52,523      $  (58,751)       $     (228)
                                       ==========       ==========       ==========      ==========        ==========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                     (A Business Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                     May 1, 2008
                                                                                                     (inception)
                                                                 June 30,           June 30,           June 30,
                                                                   2012               2011               2012
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (4,650)          $ (2,503)          $(58,751)
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                                  2,150              2,150             35,152
  Changes in assets and liabilities:
     Accounts payable                                               2,500                 --                206
     Accrued interest to shareholders                                  --                353              5,523
                                                                 --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                       --                 --            (17,870)
                                                                 --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of intangible assets                                     --                 --            (43,000)
                                                                 --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                       --                 --            (43,000)
                                                                 --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                        --                 --             54,870
  Issuance of common stock                                             --                 --              6,000
                                                                 --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVATES                    --                 --             60,870
                                                                 --------           --------           --------
Net increase (decrease) in cash and cash equivalents                   --                 --                 15
Cash and cash equivalents, beginning of period                         15                 15                 --
                                                                 --------           --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     15           $     15           $     15
                                                                 ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                         $     --           $     --           $     --
                                                                 ========           ========           ========
  Cash paid for taxes                                            $     --           $     --           $     --
                                                                 ========           ========           ========
NON-CASH TRANSACTIONS:
  Forgiveness of debt and accrued interest, shareholder          $     --           $     --           $ 52,523
                                                                 ========           ========           ========


                  See notes to unaudited financial statements

                                 INTROBUZZ, INC.
                          (A Development Stage Entity)
                             Notes to the Financial
   Statements As of June 30, 2012 (unaudited) and December 31, 2011 (audited)
     and for the six month periods ended June 30, 2012 and 2011 (unaudited)
               and for the period May 1, 2008 (date of inception)
                       through June 30, 2012 (unaudited)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Introbuzz, Inc. ("IBuzz" or the "Company") was incorporated in the State of Nevada on May 1, 2008. IBuzz's was founded on the premise that personal networks and contacts are valuable. Social networks are web based services that allow individuals to post a profile and link their profile to other friends and organizations. Social networks have largely been a "personal branding" exercise or for pure entertainment, IBuzz is a referral service for introductions.

DEVELOPMENT STAGE ENTITY
The Company is a development stage company, with no revenues, in accordance with FASB ASC 915 FINANCIAL REPORTING FOR DEVELOPMENT STAGE ENTITIES. The Company intends to develop a social network business and is currently seeking funding through the sale of its common stock to fund the preliminary stages of developing its website. It is the company's intent to develop a database of professional and other business persons as well as other interested persons in providing and utilizing contacts.

Activities during the development stage primarily include related party equity-based and or equity financing transactions. Our efforts to date have been concentrated on financing, administrative efforts towards public compliance and our product's development.

Management's plan in regard to the development of operations, upon adequate funding, is to hire a web designer(s) to assess, critique and fine-tune our current network site. Work is also planned for mapping-out the site structure for anticipated increases in site traffic. Upon design and mapping we anticipate that additional programmer(s) will be hired on a part-time or contract basis to support the anticipated site launch. Our overall goal is continued site improvement for launch on the World Wide Web, anticipated within three months after securing our minimal funding targets.

BASIS OF PRESENTATION
The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

USE OF ESTIMATES
The Financial Statements have been prepared in conformity with U.S. GAAP, which requires using management's best estimates and judgments where appropriate. These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ materially from these good faith estimates and judgments.

FINANCIAL INSTRUMENTS
The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification
(ASC) 820 "Fair Value Measurements and Disclosures" (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

     * Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

     * Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

     * Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company's financial statements.

As of June 30, 2012 and December 31, 2011 the fair values of the Company's financial instruments approximate their historical carrying amount.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

ACCOUNTS RECEIVABLE, CREDIT
The Company currently has not generated any revenue from operations. The Company will be charging for referral fees at the time a referral is placed. Fee for referral will be based on a negotiation between third parties. There is no subscription base for belonging to the group. Billings will occur at the point of referral transmission and collection on customer accounts through credit cards or direct payments. The Company does not issue credit on services provided, therefore there will be no accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY
The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the proprietary website technology, purchased from unrelated third party developers. Additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2012 and December 31, 2011.

LONG-LIVED ASSETS AND INTANGIBLE PROPERTY:
Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

SHARE-BASED PAYMENTS
Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has not issue shares during the periods presented, however it anticipates that shares may be issued in the future.

REVENUE RECOGNITION
The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

The Company has not issued guarantees or other warrantees on the success or results of references paid. The Company has no history and has not experienced any refund requests or committed to any adjustments for failed references. The Company does not believe that there is any required liability.

ADVERTISING
The costs of advertising are expensed as incurred. Advertising expense was $0 for the three month periods ended March 31, 2012 and 2011 and for the period May 1, 2008 (date of inception) through March 31, 2012. Advertising expenses, when incurred are to be included in the Company's operating expenses.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $0, $0 and $6,000 for the six month periods ending June 30, 2012 and 2011 and for the period from May 1, 2008 (date of inception) through June 30, 2012, respectively.

INCOME TAXES
The Company accounts for income taxes under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. The Company does not have any potentially dilutive instruments and, thus, anti-dilution issues are not applicable.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

2. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet emerged from its development stage, has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan to obtain such resources for the Company include: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. INTANGIBLE ASSETS

INTANGIBLE ASSETS
The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Acquired software costs consist of the following, as of December 31:

                                        December 31, 2011      December 31, 2010
                                        -----------------      -----------------
Website                                      $43,000                $43,000
Less accumulated amortization                 33,017                 30,867
                                             -------                -------

                                             $ 9,983                $12,133
                                             =======                =======

Future amortization:
  2012                                                              $ 6,450
  2013                                                                3,533
  2014 and thereafter                                                    --
                                                                    -------

                                                                    $ 9,983
                                                                    =======

Amortization expense was $2,150, $2,150 and $33,017 for the three month periods ended June 30, 2012 and 2011 and for the period May 1, 2008 (date of inception) through June 30, 2012, respectively.

4. INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has not recognized an income tax benefit for its operating losses generated from operations, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2012 and December 31, 2011, deferred taxes amounted to approximately $20,400 and $18,600, respectively, off-set by a 100% valuation allowance.

The Company provides for income taxes, for the periods ended June 30, is as follows:

                                                         2012           2011
                                                       --------       --------
Current provision
  Income tax provision (benefit) at statutory rate     $ (1,600)      $   (900)
  State income tax expense (benefit), net of
   federal benefit                                         (200)          (100)
                                                       --------       --------
Subtotal                                                 (1,600)        (1,000)
Valuation allowance                                       1,600          1,000
                                                       --------       --------

                                                       $     --       $     --
                                                       ========       ========

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2011 the Company has net operating loss carry forwards of approximately $49,000, which begin to expire in 2028.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2008 (year of inception) through 2011. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the six month periods ended June 30, 2012 and 2011 and for the period May 1, 2008 (date of inception) through June 30, 2012.

5. RELATED PARTY TRANSACTIONS

LOANS FROM SHAREHOLDER
In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Notes are considered payable on demand and is non-interest bearing. The Company owed $0 and $47,000 to its sole shareholder as of March 31, 2012 and December 31, 2011, respectively. Interest has been imputed and accrued at a rate of 3%, as management believes that interest expense would be material and therefore accrued. Accrued interest totaled $0 and $5,170 as of June 30, 2012 and December 31, 2011, respectively. On March 13, 2012, the shareholder note, in the amount of $47,000, and accrued interest in the amount of $5,523, has been forgiven and has been recognized as a contribution to capital.

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member.

The Company utilizes space provided by the majority shareholder without charge. Rent was $0 for all periods presented.

The Company does not have an employment contract with its key employee, the sole shareholder who is the Chief Executive and Chief Technical Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

6. EQUITY

The total number of shares of capital stock which the Company shall have authority to issue is one hundred million (10,000,000) common shares with a par value of $.001, of which 6,000,000 have been issued to the founder. The Company intends to issue additional shares in an effort to raise capital to fund its operations. Common shareholders will have one vote for each share held.

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

The Company is currently engaged in the registration of its equity, for the purpose of raising cash through the issuance of common shares. The Company through its proposed equity raise anticipates issuing an additional 2 million shares.

There are no preferred shares authorized or outstanding. There have been no warrants or options issued or outstanding.

7. CONTINGENCIES

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

8. SUBSEQUENT EVENTS

As of the date of this report Introbuzz has raised in excess of $50,000 from over 30 investors from its offering under the Registration Statement on Form S-1. Introbuzz received approval on June 1, 2012 from the Securities and Exchange Commission of its Registration Statement on Form S-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

PLAN OF OPERATION

On June 1, 2012 we received approval from the Securities and Exchange Commission of our Registration Statement on Form S-1. Wherein, we registered 2,000,000 shares of our common stock at an offering price of $.05 in order to raise $100,000.00 as our initial capital.

As of the date of this report Introbuzz has raised in excess of $50,000 from over 30 investors from its offering under the Registration Statement on Form S-1.

We are a development stage company formed in the state of Nevada on May 1, 2008 as a web based social network service founded on the premise that personal networks and contacts are valuable. Social networks are web based services that allow individuals to post a profile and link their profile to other friends and organizations. To date, social networks such as Linkedin.com and Facebook.com have generated enormous popularity. Social networks have largely been a "personal branding" exercise or for pure entertainment to see what friends or associates are doing.

Introbuzz plans to be a social network that is also based on showing the types of people you are connected with and are associated. However, it's also based on the idea that people should, and will pay to get in touch with people you know. Furthermore, money or donations act as a convenient reason to get in touch with people who can benefit your career or enhance one's life.

We believe that people will pay for introductions that are meaningful since it can save or create significant value to someone's life such as to find the right executive, nanny, software developer - or even the right squash player. Instead of paying for a lunch that neither party wants to eat, parties can get down to business knowing that their time has been valued.

Introbuzz is a development stage company that has not commenced its planned principal operations to date. Introbuzz plans to launch its web based social network at the end of the next quarter following the placement of the offering. Operations to date have been devoted primarily to start-up and development activities, which include the following:

     1.   Development of the business plan;

     2.   Website development;

     3. Programming including: user interface, search mechanism, registration, listings, membership profile, search functions, invitation screens, secured payment options;

     4.   Adopted marketing strategy and target market segmentation;

     5. Conducted due diligence on market acceptance, membership trends and social network habits;

     6. We plan to launch our website www.introbizz.com by the end of the next quarter after our minimum offering has been raised. We have identified a company in Texas to provide us with server space at a cost of $99 per server. If additional server space is needed (based on traffic to our site) this company can provide ample servers immediately on demand.

Introbuzz has identified the following challenges to its success:

1. MAKING ADOPTION EASY AND "STIGMA-LESS"

Introbuzz plans to introduce a new model for social networks that we believe will require some acceptance. Selling a stranger your record collection via online auction was a stretch for some people to adopt, and Introbuzz is likely to face similar challenges from late adopters. Introbuzz believes its planned social network may disrupt an inefficient model of meeting people that is currently based on vague notions of social capital by making it clear "I want to meet this person, and I will make it worth your while".

We believe that an important component to removing the stigma would be the involvement of non-profits. If people are uncomfortable receiving payment, almost everyone is comfortable generating a donation to a cause that helps disadvantaged children, fighting disease, or helping physically or mentally handicapped people.

2. SOCIAL NETWORK USER FATIGUE

Linked, Facebook, Doostang, Myspace, and several other social networks already have established themselves and many users are tired of receiving invitations from people to join another network. Introbuzz does not believe another traditional social network such as a direct competitor to Linkedin.com could compete. However, Introbuzz believes a social network that GENERATES REVENUE is a compelling reason to get people to join.

3. MANAGING CORPORATE POLICIES

Introbuzz expects that a number of enterprises will have limitations on what people can accept for gifts. Introbuzz is likely to "fly under radar" for some time, but it may be possible that certain organizations ultimately restrict employees from using their professional titles to generate revenue. For example, someone who is "Director of IT Purchasing, Starbucks" could wield enormous power for someone seeking an appointment and generate significant revenue.

The following policies could be embraced:

     All revenue could be donated to the corporation or organization itself. This could allow companies to have more efficient uses of their time by using a "pay for meeting" policy to keep over-eager salespeople at bay.

     All revenue could be donated to a designated non-profit (i.e. MICROSOFT EMPLOYEES WILL DESIGNATE ALL REVENUE TO THE MICROSOFT COMPUTERS FOR KIDS FOUNDATION. )

RESULTS OF OPERATION

The Company did not have any operating income from inception (May 1, 2008) through June 30, 2012. For the period from inception, May 1, 2008 through the quarter ended June 30, 2012, the registrant recognized a net loss of $58,751. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

LIQUIDITY AND CAPITAL RESOURCE

At June 30, 2012 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company's business model.

CRITICAL ACCOUNTING POLICIES

Introbuzz financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOUSRES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1     Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101*     Interactive data files pursuant to Rule 405 of Regulation S-T

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2012.

----------
*    To be filed by Amendment

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTROBUZZ

Date: August 13, 2012


/s/ Kenneth Carter
------------------------------------
Kenneth Carter
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director