Form 10-Q/A
period 2012-06-30
Introbuzz
filed 2012-09-06
CIK 1540160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1*    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1*    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101      Interactive data files pursuant to Rule 405 of Regulation S-T

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2012.

----------
*    Previously Filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTROBUZZ

Date: September 6, 2012


/s/ Kenneth Carter
------------------------------------
Kenneth Carter
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Director