Form 10-Q
period 2012-09-30
Introbuzz
filed 2012-11-14
CIK 1540160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2012

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2012: 7,086,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition          15

Item 4.  Control and Procedures                                               17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Mine Safety Disclosures                                              18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

SIGNATURE                                                                     19

ITEM 1. FINANCIAL INFORMATION

                                    INTROBUZZ
                              FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Balance Sheets, September 30, 2012 (unaudited) and December 31, 2011
 (audited)                                                                     4

Statements of Operations, for the three and nine month periods ended
September 30, 2012 and 2011 (unaudited) and for the period May 1, 2008
(date of inception) through September 30, 2012 (unaudited)                     5

Statement of Changes in Stockholders' Equity (Deficit), for the period
May 1, 2008 (date of inception) through September 30, 2012 (unaudited)         6

Statements of Cash Flows, for the nine month periods ended
September 30, 2012 and 2011 (unaudited) and for the period
May 1, 2008 (date of inception) through September 30, 2012 (unaudited)         7

Notes to Financial Statements (unaudited)                                      8

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                  September 30,       December 31,
                                                                      2012               2011
                                                                    --------           --------
                                                                   (unaudited)         (audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $    115           $     15
                                                                    --------           --------
      TOTAL CURRENT ASSETS                                               115                 15
                                                                    --------           --------
Intangible assets, net of accumulated
 amortization of $37,317 and $30,867, respectively                     5,683             12,133
Other assets                                                          54,300                 --
                                                                    --------           --------

      TOTAL ASSETS                                                  $ 60,098           $ 12,148
                                                                    ========           ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $  5,546           $  3,500
  Stock Subscriptions Receivable                                      54,300                 --
  Accrued interest on shareholder debt                                    --              5,170
  Loans from shareholder                                                  --             47,000
                                                                    --------           --------
      TOTAL CURRENT LIABILITIES                                       59,846             55,670

Long-term liabilities                                                  7,370                 --
                                                                    --------           --------
      TOTAL LIABILITIES                                               67,216             55,670
                                                                    --------           --------
STOCKHOLDERS' DEFICIT
  Common stock: 10,000,000 authorized; $0.001 par
   value 6,000,000 shares issued and outstanding                       6,000              6,000
  Additional paid in capital                                          52,523                 --
  Accumulated deficit during development stage                       (65,641)           (49,522)
                                                                    --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                     (7,118)           (43,522)
                                                                    --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 60,098           $ 12,148
                                                                    ========           ========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                      For the Three Months Ended         For the Nine Months Ended       May 1, 2008
                                             September 30,                      September 30,            (inception)
                                      ---------------------------       ---------------------------      September 30,
                                         2012             2011             2012             2011             2012
                                      ----------       ----------       ----------       ----------       ----------
REVENUES                              $       --       $       --       $       --       $       --       $       --
                                      ----------       ----------       ----------       ----------       ----------
OPERATING EXPENSES
  Professional                                --              189            3,250            3,500            8,750
  General and administrative               4,740               --            6,066               --            8,051
  Research and development                    --               --               --               --            6,000
  Depreciation and amortization            2,150            2,150            6,450            6,450           37,317
                                      ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING EXPENSES                   6,890            2,339           15,766            9,950           60,118
                                      ----------       ----------       ----------       ----------       ----------
NET LOSS FROM OPERATIONS                  (6,890)          (2,339)         (15,766)          (9,950)         (60,118)

OTHER INCOME (EXPENSE)
  Interest expense                            --             (353)            (353)          (1,058)          (5,523)
  Income taxes                                --               --               --               --               --
                                      ----------       ----------       ----------       ----------       ----------

NET LOSS                              $   (6,890)      $   (2,692)      $  (16,119)      $  (11,008)      $  (65,641)
                                      ==========       ==========       ==========       ==========       ==========

BASIC AND DILUTED LOSS PER SHARE      $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                      ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                           6,000,000        6,000,000        6,000,000        6,000,000
                                      ==========       ==========       ==========       ==========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit
                                   (unaudited)

                                               Common Stock               Additional
                                         -----------------------           Paid in       Accumulated
                                         Shares           Amount           Capital         Deficit            Total
                                         ------           ------           -------         -------            -----
Balance as of May 01, 2008                     --       $       --       $       --      $       --        $       --

Common shares issued:
 May 1, 2008, to founders for cash      6,000,000            6,000               --              --             6,000

Net loss                                       --               --               --          (9,319)           (9,319)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2008         6,000,000            6,000               --          (9,319)           (3,319)

Net loss                                       --               --               --         (16,650)          (16,650)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2009         6,000,000            6,000               --         (25,969)          (19,969)

Net loss                                       --               --               --         (10,043)          (10,043)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2010         6,000,000            6,000               --         (36,012)          (30,012)

Net loss                                       --               --               --         (13,510)          (13,510)
                                       ----------       ----------       ----------      ----------        ----------
Balance as of December 31, 2011         6,000,000            6,000               --         (49,522)          (43,522)

Forgiveness of debt to shareholders,
 including accrued interest                    --               --           52,523              --            52,523

Net loss                                       --               --               --         (16,119)          (16,119)
                                       ----------       ----------       ----------      ----------        ----------
BALANCE, SEPTEMBER 30, 2012
 (UNAUDITED)                            6,000,000       $    6,000       $   52,523      $  (65,641)       $   (7,118)
                                       ==========       ==========       ==========      ==========        ==========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                    May 1, 2008
                                                                 For the Nine Months Ended          (inception)
                                                                       September 30,                  through
                                                                ---------------------------         September 30,
                                                                  2012               2011               2012
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(16,119)          $(11,008)          $(65,641)
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                                  6,450              6,450             37,317
  Changes in assets and liabilities:
     Accounts payable                                               2,046              3,500              5,546
     Long-term liabilities                                          7,370                 --              7,370
     Accrued interest to shareholders                                 353              1,058              5,523
     Other Assets                                                  54,300                 --             54,300
                                                                 --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                   54,400                 --             44,415
                                                                 --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of intangible assets                                     --                 --            (43,000)
                                                                 --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                       --                 --            (43,000)
                                                                 --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock Subscription Receivable                                   (54,300)                --            (54,300)
  Advances from related parties                                        --                 --             47,000
  Issuance of common stock                                             --                 --              6,000
                                                                 --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVATES               (54,300)                --             (1,300)
                                                                 --------           --------           --------
Net increase (decrease) in cash and cash equivalents                  100                 --                115
Cash and cash equivalents, beginning of period                         15                 15                 --
                                                                 --------           --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    115           $     15           $    115
                                                                 ========           ========           ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                                         $     --           $     --           $     --
                                                                 ========           ========           ========
  Cash paid for taxes                                            $     --           $     --           $     --
                                                                 ========           ========           ========
NON-CASH TRANSACTIONS:
  Forgiveness of debt and accrued interest, shareholder          $ 52,523           $     --           $ 52,523
                                                                 ========           ========           ========


                   See Notes to Unaudited Financial Statements

                                 INTROBUZZ, INC.
                          (A Development Stage Entity)
                             Notes to the Financial
      Statements As of September 30, 2012 (unaudited) and December 31, 2011
   (audited) and for the three and nine month periods ended September 30, 2012 and 2011 (unaudited) and for the period May 1, 2008 (date of inception)
                     through September 30, 2012 (unaudited)


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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended September 30, 2012 and May 1, 2008 (date of inception) through September 30, 2012 ; (b) the financial position at September 30, 2012; and (c) cash flows for the three month periods ended September 30, 2012 and May 1, 2008 (date of inception) through September 30, 2012, have been made.

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

ADVERTISING
The costs of advertising are expensed as incurred. Advertising expenses were $0 for the three and nine month periods ended September 30, 2012 and 2011 and for the period from May 1, 2008 (date of inception) through September 30, 2012. Advertising expenses, when incurred are to be included in the Company's operating expenses.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $0, $0, $0, $0, and $6,000 for the three and nine month periods ending September 30, 2012 and 2011 and for the period from May 1, 2008 (date of inception) through September 30, 2012, respectively.

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

3. INTANGIBLE ASSETS

INTANGIBLE ASSETS
The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Acquired software costs consist of the following :

                                                   September 31,    December 31,
                                                       2012             2011
                                                     -------          -------
Website                                              $43,000          $43,000
Less accumulated amortization                         37,317           30,867
                                                     -------          -------

                                                     $ 5,683          $12,133
                                                     =======          =======
Future amortization:
  2012                                               $ 2,150
  2013                                                 3,533
  2014 and thereafter                                     --
                                                     -------

                                                     $ 5,683
                                                     =======

Amortization expense was $2,150, $2,150, $6,450, $6,450, and $37,317 for the
three and nine month periods ended September 30, 2012 and 2011 and for the period May 1, 2008 (date of inception) through September 30, 2012, respectively.

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

The Company has not recognized an income tax benefit for its operating losses generated from operations, based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2012 and December 31, 2011, deferred taxes amounted to approximately $22,318 and $16,837, respectively, off-set by a 100% valuation allowance.

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2011 the Company has net operating loss carry forwards of approximately $49,500, which begin to expire in 2028.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2008 (year of inception) through 2011. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the nine month periods ended September 30, 2012 and 2011 and for the period May 1, 2008 (date of inception) through September 30, 2012.

5. RELATED PARTY TRANSACTIONS

LOANS FROM SHAREHOLDER
In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Notes are considered payable on demand and is non-interest bearing. The Company owed $0 and $47,000 to its sole shareholder as of September 30, 2012 and December 31, 2011, respectively. Interest has been imputed and accrued at a rate of 3%, as management believes that interest expense would be material and therefore accrued. Accrued interest totaled $0 and $5,170 as of September 30, 2012 and December 31, 2011, respectively. On March 13, 2012, the shareholder note, in the amount of $47,000, and accrued interest in the amount of $5,523, has been forgiven and has been recognized as a contribution to capital.

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

On August 15, 2012 Introbuzz closed its offering of common stock registered on Form S-1. Subscriptions have been received from 30 investors, raising $54,300 in proceeds.

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

All revenue could be donated to a designated non-profit (i.e. MICROSOFT EMPLOYEES WILL DESIGNATE ALL REVENUE TO THE MICROSOFT COMPUTERS FOR KIDS FOUNDATION.)

RESULTS OF OPERATION

The Company did not have any operating income from inception (May 1, 2008) through September 30, 2012. For the period from inception, May 1, 2008 through the quarter ended September 30, 2012, the registrant recognized a net loss of $65,641. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with web site development, legal, accounting and office.

LIQUIDITY AND CAPITAL RESOURCE

At September 30, 2012 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending full implementation of the Company's business model. On August 15, 2012 Introbuzz closed its offering of common stock registered on Form S-1. Subscriptions have been received from 30 investors, raising $54,300 in proceeds.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

TEM 5. OTHER INFORMATION

On August 15, 2012 Introbuzz closed its offering of common stock registered on Form S-1. Subscriptions have been received from 30 investors, raising $54,300 in proceeds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1     Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2     Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101      Interactive data files pursuant to Rule 405 of Regulation S-T*

----------
*    To be filed by Amendment

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2012

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTROBUZZ

Date: November 14, 2012


/s/ Kenneth Carter
------------------------------------
Kenneth Carter
President, Chief Executive Officer,
Chief Financial Officer, Chief
Accounting Officer, Secretary,
Treasurer, Director