Form 10-Q/A
period 2012-09-30
Introbuzz
filed 2012-11-16
CIK 1540160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1*    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2*    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

101**    Interactive data files pursuant to Rule 405 of Regulation S-T*

----------
*   Previously filed
**  Filed herewith

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2012

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTROBUZZ

Date: November 16, 2012


/s/ Kenneth Carter
------------------------------------
Kenneth Carter
President, Chief Executive Officer,
Chief Financial Officer, Chief
Accounting Officer, Secretary,
Treasurer, Director