Form 10-K
period 2012-12-31
Introbuzz
filed 2013-05-03
CIK 1540160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2012

                       Commission file number: 333-179118

                                    Introbuzz
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                26-2568892
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                      3960 Howard Hughes Parkway, Suite 500
                             Las Vegas, Nevada 89169
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (800) 972-6017

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X}

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X}

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X} No [ ]

For the year ended December 31, 2012, the issuer had no revenues.

As of February 6, 2013 the company was traded on the OTCBB under the symbol
IBZZ.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of April 1, 2013 was 7,086,000 shares.

                                    Introbuzz
                             Form 10-K Annual Report
                                Table of Contents

PART I
Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        7
Item 1B.  Unresolved Staff Comments                                          10
Item 2.   Properties                                                         10
Item 3.   Legal Proceedings                                                  10
Item 4.   Mine Safety Disclosures                                            10

PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  10
Item 6.   Selected Financial Data                                            10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         13
Item 8.   Financial Statements and Supplementary Data                        13
Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           13
Item 9A   Controls And Procedures                                            14
Item 9B.  Other Information                                                  15

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance            15
Item 11.  Executive Compensation                                             16
          Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder                                            16
Item 12.  Matters                                                            17
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       17
Item 14.  Principal Accounting Fees and Services                             18

PART IV
Item 15.  Exhibits and Financial Statement Schedules
          Signatures                                                         19

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Introbuzz.

                                     PART 1

ITEM 1. BUSINESS

CORPORATE BACKGROUND

Introbuzz was incorporated in the State of Nevada on May 1, 2008 under the same name. Since inception, Introbuzz has not generated revenues and has accumulated losses from inception (May 1, 2008) in the amount of $85,706 as of audit date December 31, 2012. Introbuzz has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Introbuzz has yet to commence principle planned operations; Introbuzz has commenced only minimal operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

Introbuzz's administrative office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169.

Introbuzz's fiscal year end is December 31.

BUSINESS OVERVIEW

The intent of Introbuzz is to be a social network based on the premise that personal networks are valuable. Social networks are web based services that allow individuals to post a profile and link their profile to other friends and organizations. To date, social networks such as Linkedin.com and Facebook.com have generated enormous popularity. Social Networks have largely been a "personal branding" exercise or for pure entertainment to see what friends or associates are doing.

Introbuzz plans to be a social network that is also based on showing the types of people you are connected with and are associated. However, it's also based on the idea that people should, and will pay to get in touch with people you know. Furthermore, money or donations act as a convenient reason to get in touch with people who can benefit your career or enhance one's life.

Introbuzz can also be compared to what happens at a charity auction when people pay thousands to have lunch with a celebrity. However, with Introbuzz, anyone who knows anyone is a mini celebrity and social capital is valued. We believe that people will pay for introductions that are meaningful since it can save or create significant value to someone's life such as to find the right executive, nanny, software developer - or even the right squash player as examples. Instead of paying for a lunch that neither party wants to eat, parties can get down to business knowing that their time has been valued.

INTROBUZZ PLANS TO SERVE THREE MAIN GROUPS OF PEOPLE:

     SEEKERS, who want to meet people.
     MAVENS, who know a lot of people
     TARGETS, who are people that other people want to meet.

For CONNECTION SEEKERS -- Introbuzz will allow people seeking meaningful connections, be it for professional (I'd like to sell you something), personal business (I need a good lawyer) or romance (do you know any single guys I can meet?) to do so by paying a fee. In doing so, we believe it removes the need to explain yourself, as you are allowing your wallet to speak for what you feel would be a good use of time.

For MAVENS - people who know lots of people; Introbuzz allows people to generate revenue based on:

     a)   Who they know (I can introduce you to the CEO of Company XYZ)
     b) What they know (I'm the CEO of company XYZ. For "X" dollars, I'll grant a meeting)

For TARGETS - people who are of value to meet; Introbuzz plans to provide a meaningful filter and introduction mechanism. Rather than meeting someone just because someone thinks it's a good idea, Targets know immediately that their time or connection is valuable.

TECHNOLOGY/PRODUCT  DEVELOPMENT

Introbuzz plans to offer the following functionality for the initial launch of network.

FUNCTIONALITY

User Interface

     *    Search mechanism
          *    Name
          *    Occupation
          *    Bio
          *    Age

     *    Admin module for featured connections and mavens
     *    Registration
     *    Listing Associates
          *    Name, Industry, description
          * Optional: "list as", biography, estimated rate, estimated availability (pulldown: email / phone / in person meeting)

     *    Option to invite associates (button to right)
     *    Upload your outlook address book

Invitations

     * Getting invited by a Friend (someone you are linked with through Introbuzz)
     * Getting invited by an Acquaintance (someone you know, but you aren't on Introbuzz)
     * Getting invited by a stranger (Introbuzz emails someone who isn't on Introbuzz and invites them)
     *    Getting invited by an Introbuzz address book
     *    Requesting an invitation

     *    Message systems for coordinating permissions
          *    Agree to be introduced
          *    Agree pending more info
          *    Agree to payment terms
          *    Decline to be introduced

Payments

     *    Payment systems for
          *    Securely storing payment data
          *    Spitting payments
          *    Paying non profits

     *    User inbox
     *    Paying for the Introbuzz

Other

     *    Executing the Introbuzz and leaving feedback
     *    Feedback -- this person
     *    Featured introductions
     *    Paying for connections
     *    Paid associations (linked to "my causes")
     *    Looking for connections
     *    Terminating a connection

MARKETING

This section details our sales and marketing strategies during the next twelve months following placement of our offering.

The following is an overview of the company's planned marketing activities during this timeframe.

POSITIONING:

     * For mavens: YOUR SOCIAL AND PROFESSIONAL NETWORK IS VALUABLE. Don't give it away.
     * For targets: CREATE A FILTER FOR PEOPLE WHO NEED TO MEET YOU MOST - AND MAKE MONEY FOR CHARITY Does someone really need to meet you?
     *    For seekers: ONE PERSON CAN CHANGE YOUR LIFE. WOULDN'T YOU AGREE?
     * For the mass public: ISN'T INTROBUZZ THAT PLACE WHERE YOU CAN PAY TO MEET A CELEBRITY?
     * INTROBUZZ IS LOOKING TO BENEFIT GREAT CAUSES BY ALLOWING PEOPLE WHO HAVE A LOT OF PEOPLE SEEKING TIME AND MEETINGS TO CREATE DONATIONS FOR GREAT CAUSES.

The following summarizes the strategies and tactics Introbuzz plans to use to generate its revenue goals.

     1. Strategy: ENROLL NON-PROFIT MEMBERSHIP NETWORKS. Introbuzz plans to generate revenue that can be applied to non-profits which, in turn, can also be a major marketing tool. For example, the Sierra Club has a large membership and even more people are part of college alumni groups. All of these groups rely on their members to generate donations, and in many ways, these non-profits rely on social capital to keep donations flowing. Today, people may make donations to help causes, but to also meet other people who are part of the group. Introbuzz would formalize that process by
          a. Offering "Featured Non-profits" the ability to receive reduced rates in exchange for introducing their networks
          b. Providing a "Non-profit ticker" that shows the total amounts raised for each non profit
          c.   Generating news and PR coverage of donations via Introbuzz

     2.   Strategy: MAKE VIRAL MARKETING HAPPEN THROUGH SEAMLESS INVITES:
          Introbuzz planned business is built on being able to easily upload your contacts and notify people about Introbuzz. Asking permission to list someone, inviting someone, or suggesting to someone that they join Introbuzz are all valid reasons for enlisting new members.

Introbuzz hopes to attract and invite members utilizing the following tactics:

     a. Users will be encouraged to invite their entire address book through easy to use tools - i.e. "Would you like to import your outlook or other address book and have Introbuzz invite people to your network?"
     b.   Users will be encourage to upload "Connections I am seeking
     c. Users will be encouraged to confirm details such as rate and availability which will cause targets to learn about Introbuzz.


MARKETING GOALS AND MARKET POSITIONING PRINCIPLES WE PLAN TO INITIATE AND CARRY THROUGH AS A VISION FOR LONG-TERM SUCCESS IN THE MARKETPLACE.

Market place positioning we want to avoid as a long-term goal:

     *    Just another social network . . . . .
     *    As competing directly with LinkedIn or Facebook

ENROLL CELEBRITIES: Introbuzz plans to provide a natural platform to enable celebrities to raise money for causes in a seamless, meaningful and hassle free-way. Typical charity auction type of activities such as "lunch with celebrity" X or "A lesson with sports pro Y" can be transacted over Introbuzz. Beyond the typical time intensive activities, however, Introbuzz can offer a less time consuming yet perhaps equally meaningful interaction: For example;

     * A professional football athlete could receive an email of your son's passing action and provide feedback.
     * A celebrity pop singer can offer feedback on an aspiring music stars' new song
     * A business consultant can review your company's situation and provide business advice
     * A golf professional can review a video of your golf swing and emailing you back their opinion.

Athletes/Celebrities such as the above most likely don't need the money. However, their legacy is important to them, and in offering themselves electronically, they can save significant time in addition to generating more money for their favorite causes. We hope that the newness and novel nature of the Introbuzz concept will be newsworthy while pitching the story to mass media outlets along with easy to digest examples (ie celebrities action, plus quotes from commons folks).

GROWTH STRATEGY OF THE COMPANY

Introbuzz intends to launch a social network based on the premise that YOUR NETWORK IS VALUABLE AND NOT SOMETHING YOU GIVE AWAY. Our goal is not to be known as "just another social network" and not as a competitor of existing social networks, but rather an alternative with benefits.

Current social network sites are based on advertising. They typically do not value your privacy or your network and are based only on driving more users or friends, regardless of "value". The social networks have been successfully built using a business model of more users = more advertising revenue.

We plan to provide a new opportunity in the social network marketplace that is built on introducing people in your network instead of simply "showing off" your network. Introbuzz's planned operations are based on the premise that to reach people in your network, you should have to pay a fee either to the person introducing and/or to the person you wish to meet. The fee can be directly donated to charity, or received as cash. The groups of people seeking this type of network are as follows:

CONNECTION SEEKERS: We define this group as people who currently pay to attend trade shows to meet customers and in essence pay to meet key people to their business. On Introbuzz, they could do so with searches such as "Media Buyer", "Software Purchasing" or "Real Estate Developer". If they were looking to connect with someone who worked at Starbucks to learn how to work with the company you would search for "Star Bucks Marketing".

For people's personal lives, a cash bounty serves as a filter and an attention getter to find the right person who won't waste your time:

     *    Sports - "Squash beginner Seattle" or "Training partner for marathon"
     * Fanatics - "Chevy vintage parts" or someone looking for tickets - ie "Seattle Seahawks"
     * Romance - "Seeking woman with no kids, Civil war buff, Dave Matthews fan, over 5'8". Most people's idea of a perfect mate is detailed and is difficult to find.

FOR INFORMATION HOUNDS: This group of people we define as individuals who seek information more than the connection with a person and would pay to get information that is meaningful to their business or life experiences. This is similar to "Yahoo Answers"

Life experiences: "I'm looking to pay "X" dollars to find someone who"

     *    Traveled wine country in New Zealand
     * How to raise twins in an urban professional household Business experiences:
     *    Looking for information on running a local print directory in Denver
     *    Looking for information on running a milk farm in Kazakhstan

MAVENS: This group of people PROVIDES CONNECTIONS TO MULTIPLE PEOPLE. They aren't seeking to make new friends or associates -- Their network is full of great people, and if anything, they've made a practice of introducing people at no cost just to remain connected. However, Introbuzz provides a gateway to monetizing this network of people they've spent a lifetime building.

     *    Real estate agents - connecting contractors and homeowners,
     * Small business owners - accountants, contractors, network technicians, attorneys, graphics people, marketing agents
     * Salespeople - They know hundreds, if not thousands of people, not all of which are valuable or target customers, but could be an extremely valuable to others.
     * Stock brokers - could offer their clients to be part of their Introbuzz network to meet new people
     * Anyone's "Ppersonal Service" network - landscapers, handymen, dry cleaners, massage therapy, maids,

FOR EXPERTS (TARGETS)

     * These people are celebrities, hold a position of power (i.e. director of purchasing), or are simply very popular people. They are introduced to SEEKERS by MAVENS. They can use Introbuzz as a filter for finding "who means business" when they want to be introduced, and often use the proceeds to benefit a non-profit.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR COMPANY:

MARLON SANCHEZ, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES TIME NECESSARY TO DIRECT THE PRIMARY OPERATIONS OF THE BUSINESS. HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE

MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees on a full-time basis until revenue will support the expense. Until that time, the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Marlon Sanchez. While Mr. Sanchez has business experience including management, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

MARLON SANCHEZ'S LACK OF EXPERIENCE IN MANAGEMENT OF REPORTING COMPANIES.

Mr. Sanchez does not have experience in running a public company that is a reporting company with the Securities and Exchange Commission. This lack of experience may cause delayed filings; this increases the risk of being delisted by FINRA because of late filings, and this may result in being subjected to civil penalties and having the market price of the Company's common stock decrease in value due to these and other factors related to lack of experience with reporting companies. The Company will not be required to provide management's report on the effectiveness of our internal controls over financial reporting until our second annual report. In addition, the Company will be exempt from the auditor attestation requirements concerning any such report so long as we are a smaller reporting company.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH MAY IMPACT THE COMPANY.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control over. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future revenues, our ability to hire key personnel. After we launch our site the factors include: the level of acceptance by the public, competitive landscape with competitors, general economic conditions, and potential liability concerns associated with privacy issues. The Company may face a risk of liability for violation of privacy laws or other laws if our members sell the personal contact information of "targets," such as celebrities or other prominent individuals through our network without the target's permission. Furthermore, in regards to privacy issues; the Company will include in the website a disclosure that "The distribution or sale of information gained through the companies' network is forbidden and any such distribution or sale of information is not authorized by the Company. No member of our network may use contacts and information they obtain on our network and distribute or sell that information to those outside the network."

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY.

The Company was incorporated on May 1, 2008; we have not yet commenced our full scale business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS AUDITOR'S GOING CONCERN.

As shown in the financial statements accompanying this prospectus, Introbuzz has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a "going concern" opinion from our accountants, based upon the Company's reliance upon the sale of our common stock as the sole source of funds for our future operations.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS.

Introbuzz has limited capital resources. To date, the Company has funded its operations from limited funding including our recently completed private placement and has not generated sufficient cash from operations to be profitable. Unless Introbuzz begins to generate sufficient revenues to finance operations as a going concern, Introbuzz may experience liquidity and solvency problems.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES.

We have not generated any revenue to date from operations. In order for us to continue with our plans and operating our business the timing of the completion of the milestones is needed to commence operations and generate revenues. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKETS ACCEPTANCE OF OUR SERVICE. IF THE MARKET DOES NOT FIND OUR SERVICE DESIRABLE AND SUITABLE FOR THEIR USE AND WE CANNOT ESTABLISH A MEMBERSHIP BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS.

The ability to offer a service that the market accepts and is willing to use is critically important to our success. We cannot be certain that the service we offer will be accepted by the market. As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we alter our marketing efforts and pursue alternative revenue generating services in the future.

THE LOSS OF THE SERVICES OF MARLON SANCHEZ COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES.

Our performance is substantially dependent upon the professional expertise of our President, Marlon Sanchez. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace his with another individual qualified to develop our planned operations and market our services. The loss of his services could result in a loss of revenues.

THE SOCIAL NETWORKING MARKETPLACE IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP AND MARKET DESIRABLE SERVICES THAT THE MARKET AND INDIVIDUALS ARE WILLING TO PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

Introbuzz has many potential competitors in the web based social networking marketplace. We consider the competition is competent, experienced, and they have greater financial and marketing resources than we do at the present. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the marketing of their services than are available to us.

Some of the Company's competitors also offer a wider range of services; have greater name recognition and more extensive customer bases than the Company. These competitors may be able to respond more quickly to new or changing opportunities, undertake more extensive marketing activities, and adopt more aggressive pricing policies than the Company. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their visibility. The Company expects that new competitors or alliances among competitors have the potential to emerge and may acquire significant market share. Competition existing, and future competitors could result in an inability to secure adequate membership numbers sufficient to support Introbuzz's endeavors. Introbuzz cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive office is located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION. As of February 6, 2013 the company was traded on the OTCBB under the symbol IBZZ.

(B) HOLDERS. As of April 1, 2013, there were 31 record holders of all of our issued and outstanding shares of Common Stock.

(C) DIVIDEND POLICY

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

The following and milestones are based on the estimates made by management. The costs associated with operating as a public company are included in all our budgeted scenarios and management is responsible for the preparation of the required documents to keep the costs to a minimum.

0-3 MONTHS
     Estimated expenditures this quarter - $16,000

Management plans to evaluate and hire a web designer(s) to assess, critique, and fine-tune our current network site. Work is also planned for mapping-out the site structure for anticipated increases in site traffic. Currently, our President Mr. Sanchez, is responsible for these duties and he will continue to help work on these matters even after we hire a web designer(s). We have budgeted $6,000 to pay for the cost of hiring a web designer(s) either part-time or contracted. The Company has budgeted $6,625 to cover enhancing programming fees. We anticipate that this person will be hired on a part-time or contract basis. Late this quarter we plan to begin writing the code in anticipation that we will launch our site during the next quarter. We have budgeted $2,000 to address this cost. The cost for the Company to keep in compliance is budgeted for $1,250 and Office Supplies for the quarter are $125. Our overall goal for this timeframe is to continue to fine-tune and prepare our network site for launch on the World Wide Web during the second quarter of 2013.

4-6 MONTHS
     Estimated expenditures this quarter - $11,000

During this timeframe the Company plans to enhance our web site and the design. We also plan to finalize and revise the code for a World Wide Web beta launch. We will initiate and begin the marketing plan and incorporate it into the web site and we have budgeted $2,000 for this expense. The Company has budgeted $3,625 to cover the programming fees for revising codes. In addition, we have budgeted $1,500 to cover the costs of the Software Engineer for enhancements. During this quarter we plan to begin marketing and identify possible joint venture opportunities with other companies and web sites. We have budgeted $2,500 to address this cost. The cost for the Company to keep in compliance is budgeted for $1,250 and Office Supplies for the quarter are $125. Our goal for during this timeframe is to launch our network site on the World Wide Web.

7-9 MONTHS
     Estimated expenditures this quarter - $9,500

By this stage of planned operations we anticipate the need to revise and further develop our features. We plan to organize and develop affiliate marketing programs and continue with current marketing efforts. We also plan to initiate a two-year marketing plan utilizing a commissioned sales force. The Company has budgeted $2,125 to cover the programming fees for the further development of features in our web site. In addition, we have budgeted $1,500 to cover the costs of the Software Engineer. During this quarter we plan to continue our marketing efforts and we have budgeted $1,500 to address this cost. We have budgeted $1,000 for tailoring the site in an effort to support marketing. The cost for the Company to keep in compliance is budgeted for $3,250 and Office Supplies for the quarter are $125. ur goal for this timeframe is to solidify the launch of our network site through software operational efficiency and marketing.

10-12 MONTHS
     Estimated expenditures this quarter - $6,500

By the fourth quarter of operations we hope to have approximately six months of launch operations to analyze. We plan to evaluate our marketing value coupled with our revenue generating effectiveness and address any deficiencies and make adjustments. We have budgeted $1,000 for this expense. During this timeframe we plan to finalize our two-year marketing and business plan. The Company has budgeted $1,625 to cover the programming fees. During this quarter we plan to continue our marketing efforts and we have budgeted $1,000 to address this cost. The cost for the Company to keep in compliance is budgeted for $1,250 and Legal is budgeted at $1,500. Office Supplies for the quarter are $125. Our goal for this timeframe is to finalize the framework for a two-year business plan based on our endeavors to date.

RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $85,706 from the date of inception (May 1, 2008) until the year end December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders. Introbuzz's received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on June 1, 2012 to offer on a best-efforts basis a minimum of 1,000,000 and a maximum of 2,000,000 shares of its common stock at a fixed price of $0.05 per share.

Introbuzz closed its offering on August 15, 2012 having raised $54,300 by placing 1,086,000 through its offering.

As of December 31, 2012, the Company incurred a loss in the amount of $16,879. The year's loss is a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing our planned operations. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter.

Management has been successful in raising $54,300 in funds from its offering and if we begin to generate profits, we will increase our marketing and sales activity accordingly.

The Company may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 10,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2012 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of December 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments, in this case cash. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of December 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements were previously audited by the firm of Peter Messineo, CPA ("PM"). In December 2012 Peter Messineo, CPA merged into the firm known as DKM Certified Public Accountants ("DKM"). DKM has not audited or reviewed our most recent annual filings or any interim financial statements. In April 2013 the agreement of DKM and PM was terminated. The successor firm named, Messineo & Co, CPAs, LLC is a continuation of our original registered audit firm, which had a name change from Peter Messineo, CPA to Messineo & Co, CPAs, LLC, to better reflect the firms structure.

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with DKM Certified Public Accountants or Messineo & Co, CPAs, LLC.

ITEM 9A. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

(C) LIMITATIONS ON SYSTEMS OF CONTROLS

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(D) MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow these implementations.

(E) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 10, 2013 an 8-K was filed regarding notice of a Change in Registrant's Certifying Accountant

On April 29, 2013 an 8-K was filed regarding notice of Departures of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer

On April 29, 2013 an 8-K was filed regarding notice of a Change in Registrant's Certifying Accountant

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of December 31, 2012:

   Name              Age                        Title
   ----              ---                        -----

Kenneth Carter       43     President, Chief Executive Officer, Chief Financial
                            Officer, Secretary, Treasurer, and Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

BUSINESS EXPERIENCE

KENNETH CARTER - PRESIDENT, SECRETARY, TREASURER AND DIRECTOR - Chief Executive Officer, Blaque Technology, from December 2009 - present. Blaque Technology is a marketing, promotions, web building/trafficking, and entertainment casting company based in Las Vegas, Nevada. From 2006 - November 2009; Mr. Carter was the Chief Executive Officer of DreamCat Technology Network, Las Vegas, Nevada. DreamCat Technology provides internet marketing and programming. The Company also developed and provides programming and ring tone software. From 2005 to 2006 Mr. Carter was the West Coast General Manager of Directional Concepts. Directional Concepts is an advertising firm and Mr. Carter was the West Coast General Manager of the entertainment division and the "Sign Spinning" campaign which catered to major home builders. Brand Manager, Aarow Advertising, 2004-2005. The firm offers advertising and Mr. Carter developed a "Sign Spinning Campaign" that appeared at the NBA All Star Weekend and BET Awards

Mr. Carter has not held directorship during the past five years in any publically traded company.

COMPENSATION AND AUDIT COMMITTEES

As we only have two board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Kenneth Carter was an officer and a director at year end December 31, 2012. Mr. Carter did not receive any regular compensation for his services rendered on our behalf. Mr. Carter did not receive any compensation during the year ended December 31, 2012.

No officer or director is required to make any specific amount or percentage of her business time available to us.

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our directors, nor do we pay director's expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of          Name, Title and Address of       Amount of Beneficial       Currently
 Class          Beneficial Owner of Shares (1)         Ownership (2)         Outstanding
 -----          ------------------------------         -------------         -----------
Common      Kenneth Carter (1)                           6,000,000               85%
            President, Chief Executive Officer,
            Chief Financial Officer, Secretary,
            Treasurer, and Director

All officers and Directors as a Group                    6,000,000               85%

----------
1. The address of our executive officer, director and beneficial owner c/o Introbuzz 8220 Defiance Avenue, Las Vegas, Nevada 89129.
2. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Our Board of Directors consists of Marlon Luis Sanchez. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the purpose of disclosure, we consider the firms of Peter Messineo, CPA, DKM Certified Public Accountants and Messineo & Co., CPA's LLC to be the same firm and our only independent registered public accounting firm.

AUDIT FEES

Aggregate audit fees billed by Peter Messineo CPA,DKM Certified Public Accountants and Messineo & Co CPAs LLC in 2012 and 2011 totaled $8,300 and $3,500, respectively.

AUDIT-RELATED FEES

Aggregate audit-related fees billed by Peter Messineo CPA and DKM Certified Public Accountants in 2012 totaled $0 and $0, respectively.

TAX FEES

Aggregate tax fees billed by Peter Messineo CPA and DKM Certified Public Accountants in 2012 totaled $0 and $0, respectively.

PRE-APPROVAL POLICY

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

     * Report of Independent Registered Public Accounting Firm ( (Messineo & Co., CPA's LLC Certified Public Accountants; April 29, 2013)

     *    Balance Sheet at December 31, 2012

     * Statements of Operations for the year ended December 31, 2012 and for the cumulative period from May 1, 2008 (Inception) to December 31, 2012

     * Statements of Changes in Shareholders' Deficiency for the period from May 1, 2008 (Date of Inception) to December 31, 2012

     * Statements of Cash Flows for the year ended December 31, 2012, and for the cumulative period from May 1, 2008 (Date of Inception) to December 31, 2012

     *    Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS INCORPORATED BY REFERENCE OR FILED WITH THIS REPORT.

Exhibit No.                        Description
-----------                        -----------

31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101           Interactive Data Files pursuant to Regulation S-T

----------
*   Included herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Introbuzz


Date: April 29, 2013           By: /s/ Marlon Luis Sanchez
                                   ---------------------------------------------
                                   Marlon Luis Sanchez, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 29, 2013           By: /s/ Marlon Luis Sanchez
                                   ---------------------------------------------
                                   Marlon Luis Sanchez, Chief Executive Officer, President and Director
                                   (Principal Executive Officer)


Date: April 29, 2013           By: /s/ Marlon Luis Sanchez
                                   ---------------------------------------------
                                   Marlon Luis Sanchez, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
                                   (Principal Financial and Accounting Officer)

                    [LETTERHEAD OF MESSINEO & CO, CPAs LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
Introbuzz, Inc.
Las Vegas, Nevada

We have audited the balance sheets of Introbuzz, Inc., a development stage company, as of December 31, 2012 and 2011 and the related statement of operations, changes in stockholder's equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and for the period May 1, 2008 (date of inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Introbuzz, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and 2011 and for the period May 1, 2008 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss in the current year and has a history of recurring losses, has not generated revenue, has not emerged from the development stage, and may be unable to raise further funds through equity or other traditional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Messineo & Co. CPAs LLC
-----------------------------------
Messineo & Co. CPAs LLC
Clearwater, Florida
April 29, 2013

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                  December 31,         December 31,
                                                                     2012                 2011
                                                                  ----------           ----------
ASSETS

Current Assets
  Cash and cash equivalents                                       $   45,033           $       15
                                                                  ----------           ----------
Total Current Assets                                                  45,033                   15

Intangible assets, net of accumulated amortization of
 $39,467 and $30,867, respectively                                     3,533               12,133
                                                                  ----------           ----------

      TOTAL ASSETS                                                $   48,566           $   12,148
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                $   12,133           $    3,500
  Accrued interest on shareholder debt                                    --                5,170
  Loans from shareholder                                                  --               47,000
                                                                  ----------           ----------
Total Current Liabilities                                             12,133               55,670

Stockholders' Equity (Deficit)
  Common stock: 10,000,000 authorized; $0.001 par value,
   7,086,000 and 6,000,000 shares issued and outstanding               7,086                6,000
  Additional paid in capital                                         115,053                   --
  Accumulated deficit during development stage                       (85,706)             (49,522)
                                                                  ----------           ----------
Total Stockholders' Equity (Deficit)                                  36,433              (43,522)
                                                                  ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   48,566           $   12,148
                                                                  ==========           ==========


       See auditor's report and notes to the audited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                    May 1, 2008
                                             For the Year Months Ended              (inception)
                                                    December 31,                      through
                                          -------------------------------           December 31,
                                             2012                 2011                 2012
                                          ----------           ----------           ----------
Revenues                                  $       --           $       --           $       --
                                          ----------           ----------           ----------
OPERATING EXPENSES
  Professional                                13,000                3,500               18,500
  General and administrative                   9,946                   --               11,931
  Research and development                     4,285                   --               10,285
  Depreciation and amortization                8,600                8,600               39,467
                                          ----------           ----------           ----------
      Total operating expenses                35,831               12,100               80,183
                                          ----------           ----------           ----------

NET LOSS FROM OPERATIONS                     (35,831)             (12,100)             (80,183)

OTHER INCOME (EXPENSE)
  Interest expense                              (353)              (1,410)              (5,523)
  Income taxes                                    --                   --
                                          ----------           ----------           ----------

NET LOSS                                  $  (36,184)          $  (13,510)          $  (85,706)
                                          ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE          $    (0.01)          $    (0.00)
                                          ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        6,345,140            6,000,000
                                          ==========           ==========


       See auditor's report and notes to the audited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity

                                                                         Additional
                                                    Common Stock          Paid in     Accumulated
                                                 Shares        Amount     Capital       Deficit      Total
                                                 ------        ------     -------       -------      -----
BALANCE AS OF MAY 1, 2008                             --      $    --    $      --    $      --     $     --

Common shares issued:
  May 1, 2008, to founders for cash            6,000,000        6,000           --        6,000

Net loss                                                                                 (9,319)      (9,319)
                                               ---------      -------    ---------    ---------     --------
BALANCE AS OF DECEMBER 31, 2008                6,000,000        6,000           --       (9,319)      (3,319)

Net loss                                                                                (16,650)     (16,650)
                                               ---------      -------    ---------    ---------     --------
BALANCE AS OF DECEMBER 31, 2009                6,000,000        6,000           --      (25,969)     (19,969)

Net loss                                                                                (10,043)     (10,043)
                                               ---------      -------    ---------    ---------     --------
BALANCE AS OF DECEMBER 31, 2010                6,000,000        6,000           --      (36,012)     (30,012)

Net loss                                                                                (13,510)     (13,510)
                                               ---------      -------    ---------    ---------     --------
BALANCE AS OF DECEMBER 31, 2011                6,000,000        6,000           --      (49,522)     (43,522)

Common shares issued:
  Cash, September 6, 2012, at $.05/share       1,086,000        1,086       53,214           --       54,300

  Forgiveness of debt to shareholders,
   including accrued interest                         --           --       61,839           --       61,839

Net loss                                                                                (36,184)     (36,184)
                                               ---------      -------    ---------    ---------     --------

BALANCE, DECEMBER 31, 2012                     7,086,000      $ 7,086    $ 115,053    $ (85,706)    $ 36,433
                                               =========      =======    =========    =========     ========


       See auditor's report and notes to the audited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                   May 1, 2008
                                                               For the Year Months Ended           (inception)
                                                                      December 31,                   through
                                                            -------------------------------        December 31,
                                                               2012                 2011              2012
                                                            ----------           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (36,184)          $  (13,510)       $  (85,706)
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                               8,600                8,600            39,467
  Changes in assets and liabilities:
     Accounts payable                                            8,633                3,500            12,133
     Accrued interest to shareholders                              353                1,410             5,523
     Shareholder advances                                        9,316                   --             9,316
                                                            ----------           ----------        ----------
          Net Cash Used in Operating Activities                 (9,282)                  --           (19,267)
                                                            ----------           ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of intangible assets                                  --                   --           (43,000)
                                                            ----------           ----------        ----------
          Net Cash Used in Investing Activities                     --                   --           (43,000)
                                                            ----------           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                     --                   --            47,000
  Issuance of common stock                                      54,300                   --            60,300
                                                            ----------           ----------        ----------
          Net Cash Provided by Financing Activates              54,300                   --           107,300
                                                            ----------           ----------        ----------

Net increase (decrease) in cash and cash equivalents            45,018                   --            45,033

Cash and cash equivalents, beginning of period                      15                   15                --
                                                            ----------           ----------        ----------

Cash and cash equivalents, end of period                    $   45,033           $       15        $   45,033
                                                            ==========           ==========        ==========
Supplemental cash flow information
  Cash paid for interest                                    $       --           $       --        $       --
                                                            ==========           ==========        ==========
  Cash paid for taxes                                       $       --           $       --        $       --
                                                            ==========           ==========        ==========
Non-cash transactions:
  Forgiveness of debt and accrued interest, shareholder     $   61,839           $       --        $   61,839
                                                            ==========           ==========        ==========


       See auditor's report and notes to the audited financial statements

                                 Introbuzz, Inc.
                        Notes to the Financial Statements
                      For the Years Ended December 31, 2011


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

DEVELOPMENT STAGE COMPANY
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. As of December 31, 2012 the fair values of the Company's financial instruments approximate their historical carrying amount.

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

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY
The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the proprietary website technology, purchased from unrelated third party developers. Additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at December 31, 2011.

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

ADVERTISING
The costs of advertising are expensed as incurred. Advertising expense was $0 for the years ended December 31, 2012 and 2011. Advertising expenses, when incurred are to be included in the Company's operating expenses.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $4,285, $0 and $10,285 for the years ending December 31, 2012 and 2011 and for the period from inception through December 31, 2012, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

2. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet emerged from its development stage, has not established an ongoing source of revenues sufficient to cover its operating cost, and may require additional capital to commence and fully implement its operating plan. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

3. INTANGIBLE ASSETS

INTANGIBLE ASSETS
The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Acquired software costs consist of the following, as of December 31:

                                              December 31,      December 31,
                                                 2012              2011
                                               --------          --------
Website                                        $ 43,000          $ 43,000
Less accumulated amortization                    39,467            30,867
                                               --------          --------
                                               $  3,533          $ 12,133
                                               ========          ========
Future amortization:
  2013                                         $  3,533
  2014 and thereafter                                --
                                               --------
                                               $ 12,133
                                               ========

Amortization expense was $8,600, $8,600 and $39,467 for the year ended December 31, 2012 and 2011 and for the period May 1, 2008 (date of inception) through December 31, 2012, respectively.

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

Deferred tax assets resulted from the net operating losses generated by the Company. The Company provides for income taxes, for the periods ended December 31, is as follows:

                                                 2012              2011
                                               --------          --------
Current provision
  Income tax provision (benefit) at
   statutory rate                              $(12,300)          $ (4,600)
  State income tax expense (benefit),
   net of federal benefit                        (1,300)              (500)
                                               --------           --------
      Subtotal                                  (13,600)            (5,100)
Valuation allowance                              13,600              5,100
                                               --------           --------
                                               $     --           $     --
                                               ========           ========

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of December 31, 2012 the Company has net operating loss carry forwards in the amount of approximately $86,000, which begin to expire in 2028.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2009. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

5. RELATED PARTY TRANSACTIONS

LOANS FROM SHAREHOLDER
In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and have not been formalized by a promissory note. Notes are considered payable on demand and is non-interest bearing. The Company owed $0 and $47,000 to its sole shareholder as of December 31, 2012 and 2011, respectively. Interest has been imputed and accrued at a rate of 3%, as management believes that interest expense would be material and therefore accrued. Interest expense recognized on these related party loans was $1,410 and $353 for the years ended December 31, 2012 and 2011, respectively. Accrued interest totaled $0 and $5,170 as of December 31, 2012 and 2011, respectively.

In March 2012 the sole shareholder and director waived the re-payment of the above $47,000 debt, including $5,523 of accrued interest. Additionally, certain advances or payments on behalf of the Company, totaling $9,316, were made by the sole shareholder and director in support of continuing activities. In December 2012, the Company's obligation to repay these debts was also forgiven. The total forgiven, in the cumulative amount of $61,839, was recognized as a contribution to capital.

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this member.

The Company utilizes space provided by the majority shareholder without charge. Rent was $0 for all periods presented.

The Company does not have an employment contract with its key employee, the sole shareholder who is the Chief Executive Officer.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

6. EQUITY

The total number of shares of capital stock which the Company shall have authority to issue is ten million (10,000,000) common shares with a par value of $.001, of which 6,000,000 have been issued to the founder. In September 2012, the Company successfully raised $54,300 through the sale of 1,086,000 common shares. Common shareholders will have one vote for each share held.

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