Form 10-Q
period 2013-03-31
Introbuzz
filed 2013-05-14
CIK 1540160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2013

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

         3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169
                    (Address of Principal Executive Offices)

                                 (800) 972-6017
                           (Issuer's telephone number)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2013: 3,886,000 shares of common stock.

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

ITEM 1. FINANCIAL INFORMATION

                                    INTROBUZZ
                              FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Balance Sheets, March 31, 2013 (unaudited) and December 31, 2012
(audited)                                                                     4

Statements of Operations, for the three period ended March 31, 2013
(unaudited) and for the period May 1, 2008 (date of inception)
through December 31, 2012 (audited)                                           5

Statements of Cash Flows, for the three month period ended March
31, 2013 (unaudited) and for the period May 1, 2008 (date of
inception) through March 31, 2013 (audited)                                   6

Notes to Financial Statements (unaudited)                                     7

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                   March 31,           December 31,
                                                                     2013                 2012
                                                                  ----------           ----------
                                                                  (unaudited)           (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                       $       --           $   45,033
                                                                  ----------           ----------
Total Current Assets                                                      --               45,033

Intangible assets, net of accumulated amortization
 of $41,617 and $39,467, respectively                                  1,383                3,533

                                                                  ----------           ----------

      TOTAL ASSETS                                                $    1,383           $   48,566
                                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                $   13,278           $   12,133
                                                                  ----------           ----------
Total Current Liabilities                                             13,278               12,133

Stockholders' Deficit
  Common stock: 500,000,000 authorized; $0.001 par value
   7,086,000 shares issued and outstanding                             7,086                7,086
  Additional paid in capital                                         115,053              115,053
  Accumulated deficit during development stage                      (134,034)             (85,706)
                                                                  ----------           ----------
Total Stockholders' Deficit                                          (11,895)              36,433
                                                                  ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    1,383           $   48,566
                                                                  ==========           ==========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                             For the Three Months Ended             May 1, 2008
                                                     March 31,                      (inception)
                                          -------------------------------            March 31,
                                             2013                 2012                 2013
                                          ----------           ----------           ----------
                                          (unaudited)          (unaudited)          (unaudited)
Revenues                                  $       --           $       --           $       --
                                          ----------           ----------           ----------
Operating Expenses
  Professional                                 3,340                  750               21,840
  General and administrative                  10,181                1,326               22,112
  Research and development                    32,657                   --               42,942
  Depreciation and amortization                2,150                2,150               41,617
                                          ----------           ----------           ----------
      Total operating expenses                48,328                4,226              128,511
                                          ----------           ----------           ----------

NET LOSS FROM OPERATIONS                     (48,328)              (4,226)            (128,511)

OTHER INCOME (EXPENSE)
  Interest expense                              (353)              (5,523)
  Income taxes                                    --                   --
                                          ----------           ----------           ----------

NET LOSS                                  $  (48,328)          $   (4,579)          $ (134,034)
                                          ==========           ==========           ==========

BASIC AND DILUTED LOSS PER SHARE          $    (0.01)          $    (0.00)
                                          ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        7,086,000            6,000,000
                                          ==========           ==========


                   See notes to unaudited financial statements

                                 Introbuzz, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                            For the Three Months Ended          May 1, 2008
                                                                    March 31,                   (inception)
                                                         -------------------------------         March 31,
                                                            2013                 2012              2013
                                                         ----------           ----------        ----------
                                                         (unaudited)          (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (48,328)          $   (4,579)       $ (134,034)
  Adjustment to reconcile net loss to net
   cash provided by operations:
     Depreciation and amortization                            2,150                2,150            41,617
  Changes in assets and liabilities:
     Accounts payable                                         1,145                2,076            13,278
     Accrued interest to shareholders                            --                  353             5,523
                                                         ----------           ----------        ----------
          Net Cash Used in Operating Activities              45,033)                  --           (73,616)
                                                         ----------           ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of intangible assets                               --                   --           (43,000)
                                                         ----------           ----------        ----------
          Net Cash Used in Investing Activities                  --                   --           (43,000)
                                                         ----------           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related parties                                  --                   --            47,000
  Issuance of common stock                                       --                   --            60,300
                                                         ----------           ----------        ----------
          Net Cash Provided by Financing Activates               --                   --           107,300
                                                         ----------           ----------        ----------

Net increase (decrease) in cash and cash equivalents        (45,033)                  --            (9,316)
Cash and cash equivalents, beginning of period               45,033                   15                --
                                                         ----------           ----------        ----------
Cash and cash equivalents, end of period                 $       --           $       15        $   (9,316)
                                                         ==========           ==========        ==========
Supplemental cash flow information
  Cash paid for interest                                 $       --           $       --        $       --
                                                         ==========           ==========        ==========
  Cash paid for taxes                                    $       --           $       --        $       --
                                                         ==========           ==========        ==========
Non-cash transactions:
  Forgiveness of debt and accrued interest,
   shareholder                                           $       --           $       --        $   61,839
                                                         ==========           ==========        ==========


                   See notes to unaudited financial statements

                                 INTROBUZZ, INC.
                          (A Development Stage Entity)
                        Notes to the Financial Statements
        As of March 31, 2013 (unaudited) and December 31, 2012 (audited)
  and for the three month periods ended March 31, 2013 and 2012 (unaudited) and for the period May 1, 2008 (date of inception) through March 31, 2013
                                   (unaudited)


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

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

As of March 31, 2013 and December 31, 2012 the fair values of the Company's financial instruments approximate their historical carrying amount.

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

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY
The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the proprietary website technology, purchased from unrelated third party developers. Additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at March 31, 2013 and December 31, 2012.

LONG-LIVED ASSETS AND INTANGIBLE PROPERTY
Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company did not recognize any impairment losses for any periods presented.

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

ADVERTISING
The costs of advertising are expensed as incurred. Advertising expense was $0 for the three month periods ended March 31, 2013 and 2012 and for the period May 1, 2008 (date of inception) through March 31, 2013. Advertising expenses, when incurred are to be included in the Company's operating expenses.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $36,705, $0 and $46,990 for the three month periods ending March 31, 2013 and 2012 and for the period from May 1, 2008 (date of inception) through March 31, 2013, respectively.

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

3. INTANGIBLE ASSETS

INTANGIBLE ASSETS
The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Acquired software costs consist of the following, as:

                                          March 31,         December 31,
                                            2013               2012
                                          --------           --------
Website                                   $ 43,000           $ 43,000
Accumulated Amortization                   (41,617)           (39,467)
                                          --------           --------
                                          $  1,383           $  3,533
                                          ========           ========
Future amortization:
 2013                                     $  1,383
                                          --------
                                          $  1,383
                                          ========

Amortization expense was $2,150, $2,150 and $41,617 for the three month periods ended March 31, 2013 and 2012 and for the period May 1, 2008 (date of inception) through March 31, 2013, respectively.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2008 (year of inception) through 2011. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the three month periods ended March 31, 2012 and 2011 and for the period May 1, 2008 (date of inception) through March 31, 2012.

5. RELATED PARTY TRANSACTIONS

LOANS AND ADVANCES FROM SHAREHOLDER
In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and may not be formalized by a promissory note. Any loans and advances are considered payable on demand and accrue interest at a legally nominal rate. The Company owed $0 to its sole shareholder as of March 31, 2013 and December 31, 2012.

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

6. EQUITY

The total number of shares of capital stock which the Company shall have authority to issue is five hundred million (500,000,000) common shares (as amended on May 6, 2013, previously 10 million) with a par value of $.001. Common shareholders will have one vote for each share held.

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

EQUITY ISSUANCE
On May 1, 2008 (date of inception), 6,000,000 shares of common stock were issued to the founder in exchange for $6,000.

The Company engaged in the registration of its equity, for the purpose of raising cash through the issuance of common shares. The Company through its proposed equity raise issued 1,086,000 common shares on September 6, 2012 for cash proceeds of $54,300 or $.05 per share.

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

8. SUBSEQUENT EVENTS

On May 6, 2013, the Company amended its Articles of Incorporation with the Nevada Secretary of State. Amendment was for the purpose of increasing the authorized number of its $.001 par value common shares from ten million (10,000,000) to five hundred million (500,000,000).

Management has evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the issuance of this report , as filed with the Securities and Exchange Commission (date available), that should be disclosed.

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

The Company did not have any operating income from inception (May 1, 2008) through March 31, 2013. For the period from inception, May 1, 2008 through the quarter ended March 31, 2013, the registrant recognized a net loss of $128,621. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with web site development, legal, accounting and office.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of May 9, 2013, our disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 15, 2012 Introbuzz closed its offering of common stock registered on Form S-1. Subscriptions have been received from 30 investors, raising $54,300 in proceeds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     31.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

     101  Interactive Data files pursuant to Regulation S-T

(b) Reports on Form 8-K

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

INTROBUZZ

Date: May 13, 2013


/s/ Marlon Luis Sanchez
--------------------------------------------------
Marlon Luis Sanchez
President, Chief Executive Officer,
Chief Financial Officer, Chief Accounting Officer,
Secretary, Treasurer, Director