Form 10-Q
period 2013-06-30
Cynk Technology Corp.
filed 2013-08-08
CIK 1540160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File No. 333-179118


                              CYNK TECHNOLOGY CORP.
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

                                    INTROBUZZ
      (Former name, address and fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2013: 291,450,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition         15

Item 4.  Control and Procedures                                              18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 1A. Risk Factors                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Procedes         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Mine Safety Disclosures                                             19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    19

SIGNATURE                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                              CYNK TECHNOLOGY CORP.
                              FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Balance Sheets, June 30, 2013 (unaudited) and December 31, 2012 (audited)    4

Statements of Operations, for the three and six month period ended June
30, 2013 (unaudited) and for the period May 1, 2008 (date of inception)
through December 31, 2012 (audited)                                          5

Statement of Stockholders' Deficit for the period May 1, 2008 (date of
inception) through June 30, 2013 (unaudited)                                 6

Statements of Cash Flows, for the six month period ended June 30, 2013 (unaudited) and for the period May 1, 2008 (date of inception) through
June 30, 2013 (unaudited)                                                    7

Notes to Financial Statements (unaudited)                                    8

                              Cynk Technology Corp.
                       (formerly known as Introbuzz, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                    June 30,              December 31,
                                                                      2013                   2012
                                                                  ------------           ------------
                                                                   (unaudited)             (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                       $      1,362           $     45,033
                                                                  ------------           ------------
Total Current Assets                                                     1,362                 45,033

Intangible assets, net of accumulated
  amortization of $43,000 and $39,467, respectively                         --                  3,533

                                                                  ------------           ------------

      TOTAL ASSETS                                                $      1,362           $     48,566
                                                                  ============           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                $     13,127           $     12,133
  Accrued interest on shareholder debt                                      --                     --
  Loans from shareholder                                                10,648                     --
                                                                  ------------           ------------
Total Current Liabilities                                               23,775                 12,133

Stockholders' Deficit
  Common stock: 500,000,000 authorized; $0.001 par value
   291,450,000 and 531,450,000 shares issued and outstanding,
   respectively                                                        291,450                531,450
  Additional paid in capital                                         1,258,689               (409,311)
  Accumulated deficit during development stage                      (1,572,552)               (85,706)
                                                                  ------------           ------------
Total Stockholders' Deficit                                            (22,413)                36,433
                                                                  ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      1,362           $     48,566
                                                                  ============           ============

* On June 21, 2003, the Company effectuated a 1:75 forward stock split. Shares have been retroactively restated for all periods presented.


                   See notes to unaudited financial statements

                              Cynk Technology Corp.
                       (formerly known as Introbuzz, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                             May 1, 2008
                                          For the Three Months Ended          For the Six Months Ended       (inception)
                                                    June 30,                          June 30,                 through
                                         ----------------------------      -----------------------------       June 30,
                                             2013            2012              2013             2012             2013
                                         ------------    ------------      ------------     ------------     ------------
                                          (unaudited)     (unaudited)       (unaudited)      (unaudited)      (unaudited)
Revenues                                 $         --    $         --      $         --     $         --     $         --
                                         ------------    ------------      ------------     ------------     ------------
OPERATING EXPENSES
  Stock based compensation                  1,428,000              --         1,428,000               --        1,428,000
  Professional                                  2,500           2,500             5,840            3,250           24,340
  General and administrative                    6,635              --            16,816            1,326           28,747
  Research and development                         --              --            32,657               --           42,942
  Depreciation and amortization                 1,383           2,150             3,533            4,300           43,000
                                         ------------    ------------      ------------     ------------     ------------
      Total operating expenses              1,438,518           4,650         1,486,846            8,876        1,567,029
                                         ------------    ------------      ------------     ------------     ------------

NET LOSS FROM OPERATIONS                   (1,438,518)         (4,650)       (1,486,846)          (8,876)      (1,567,029)

OTHER INCOME (EXPENSE)
  Interest expense                                 --              --                --               --           (5,523)
  Income taxes                                     --              --                --               --               --
                                         ------------    ------------      ------------     ------------     ------------

NET LOSS                                 $ (1,438,518)   $     (4,650)     $ (1,486,846)    $     (8,876)    $ (1,572,552)
                                         ============    ============      ============     ============     ============
BASIC AND DILUTED LOSS
 PER SHARE                               $      (0.00)   $      (0.00)     $      (0.00)    $      (0.00)
                                         ============    ============      ============     ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       333,647,802     450,000,000       432,002,486      450,000,000
                                         ============    ============      ============     ============

* On June 21, 2003, the Company effectuated a 1:75 forward stock split. Shares have been retroactively restated for all periods presented.


                   See notes to unaudited financial statements

                              Cynk Technology Corp.
                       (formerly known as Introbuzz, Inc.)
                          (A Development Stage Company)
                       Statement of Stockholders' Deficit

                                                                          Additional
                                                     Common Stock          Paid in       Accumulated
                                                 Shares        Amount      Capital         Deficit         Total
                                                 ------        ------      -------         -------         -----
BALANCE AS OF MAY 1, 2008                              --    $      --    $       --    $        --     $        --

Common shares issued:
  May 1, 2008, to founders for cash           450,000,000      450,000      (444,000)                         6,000

Net loss                                                                                     (9,319)         (9,319)
                                             ------------    ---------    ----------    -----------     -----------
BALANCE AS OF DECEMBER 31, 2008               450,000,000      450,000      (444,000)        (9,319)         (3,319)

Net loss                                                                                    (16,650)        (16,650)
                                             ------------    ---------    ----------    -----------     -----------
BALANCE AS OF DECEMBER 31, 2009               450,000,000      450,000      (444,000)       (25,969)        (19,969)

Net loss                                                                                    (10,043)        (10,043)
                                             ------------    ---------    ----------    -----------     -----------
BALANCE AS OF DECEMBER 31, 2010               450,000,000      450,000      (444,000)       (36,012)        (30,012)

Net loss                                                                                    (13,510)        (13,510)
                                             ------------    ---------    ----------    -----------     -----------
BALANCE AS OF DECEMBER 31, 2011               450,000,000      450,000      (444,000)       (49,522)        (43,522)

Common shares issued:
  Cash, September 6, 2012, at $.05/share       81,450,000       81,450       (27,150)                        54,300

  Forgiveness of debt to shareholders,
   including accrued interest                                                 61,839                         61,839

Net loss                                                                                    (36,184)        (36,184)
                                             ------------    ---------    ----------    -----------     -----------
BALANCE AS OF DECEMBER 31, 2012               531,450,000      531,450      (409,311)       (85,706)         36,433

Stock issued for services, April 17, 2013     210,000,000      210,000     1,218,000                      1,428,000
Stock cancelled, April 17, 2013              (450,000,000)    (450,000)      450,000                             --

Net loss (unaudited)                                                                     (1,486,846)     (1,486,846)
                                             ------------    ---------    ----------    -----------     -----------

BALANCE, JUNE 30, 2013                        291,450,000    $ 291,450    $1,258,689    $(1,572,552)    $   (22,413)
                                             ============    =========    ==========    ===========     ===========

* On June 21, 2003, the Company effectuated a 1:75 forward stock split. Shares have been retroactively restated for all periods presented.


                   See notes to unaudited financial statements

                              Cynk Technology Corp.
                       (formerly known as Introbuzz, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                        May 1, 2008
                                                                                                        (inception)
                                                                             June 30,                     through
                                                                 --------------------------------         June 30,
                                                                     2013                2012               2013
                                                                 ------------        ------------       ------------
                                                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ (1,486,846)       $     (8,876)      $ (1,572,552)
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                                      3,533               4,300             43,000
     Stock based compensation                                       1,428,000                  --          1,428,000
  Changes in assets and liabilities:
     Accounts receivable                                                   --                  --                 --
     Accounts payable                                                     994               2,076             13,127
     Accrued interest to shareholders                                      --                  --              5,523
     Shareholder advances                                              10,648                  --             19,964
                                                                 ------------        ------------       ------------
          Net Cash Used in Operating Activities                       (43,671)             (2,500)           (62,938)
                                                                 ------------        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of intangible assets                                         --                  --            (43,000)
                                                                 ------------        ------------       ------------
          Net Cash Used in Investing Activities                            --                  --            (43,000)
                                                                 ------------        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for security deposits                                           --                  --                 --
  Advances from related parties                                            --                  --             47,000
  Issuance of common stock                                                 --                  --             60,300
                                                                 ------------        ------------       ------------
          Net Cash Provided by Financing Activates                         --                  --            107,300
                                                                 ------------        ------------       ------------

Net increase (decrease) in cash and cash equivalents                  (43,671)             (2,500)             1,362

Cash and cash equivalents, beginning of period                         45,033                  15                 --
                                                                 ------------        ------------       ------------
Cash and cash equivalents, end of period                         $      1,362        $     (2,485)      $      1,362
                                                                 ============        ============       ============

Supplemental cash flow information
  Cash paid for interest                                         $         --        $         --       $         --
                                                                 ============        ============       ============
  Cash paid for taxes                                            $         --        $         --       $         --
                                                                 ============        ============       ============
Non-cash transactions:
  Forgiveness of debt and accrued interest, shareholder          $         --        $         --       $     61,839
                                                                 ============        ============       ============


                See notes to unaudited financial statements

                              Cynk Technology Corp.
                       (formerly known as Introbuzz, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
     As of June 30, 2013 (unaudited) and December 31, 2012 (audited) and for the three and six month periods ended June 30, 2013 and 2012 (unaudited) and for the period May 1, 2008 (date of inception) through June 30, 2013 (unaudited)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Cynk Technology Corp., formerly known as Introbuzz, Inc. ("CYNK" or the "Company") was incorporated in the State of Nevada on May 1, 2008. CYNK was founded on the premise that personal networks and contacts are valuable. Social networks are web based services that allow individuals to post a profile and link their profile to other friends and organizations. Social networks have largely been a "personal branding" exercise or for pure entertainment, CYNK is a referral service for introductions.

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

As of June 30, 2013 and December 31, 2012 the fair values of the Company's financial instruments approximate their historical carrying amount.

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

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY
The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the proprietary website technology, purchased from unrelated third party developers. Additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at June 30, 2013 and December 31, 2012. The intangible assets were fully amortized as of June 30, 2013.

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

ADVERTISING
The costs of advertising are expensed as incurred. Advertising expense was $0 for the six month periods ended June 30, 2013 and 2012 and for the period May 1, 2008 (date of inception) through June 30, 2013. Advertising expenses, when incurred are to be included in the Company's operating expenses.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $0, $0, $32,657 and $42,942 for the three and six month periods ending June 30, 2013 and 2012 and for the period from May 1, 2008 (date of inception) through June 30, 2013, respectively.

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

3. INTANGIBLE ASSETS

INTANGIBLE ASSETS
The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Acquired software costs consist of the following, as:

                                          June 30,             December 31,
                                            2013                  2012
                                          --------              --------

Website                                   $ 43,000              $ 43,000
Accumulated Amortization                   (43,00)               (39,467)
                                          --------              --------
                                          $      0              $  3,533
                                          ========              ========
Future amortization:
  2013                                    $      0
                                          --------
                                          $      0
                                          ========

Amortization expense was $1,383, $2,150, $3,533, $4,300 and $43,000 for the
three and six month periods ended June 30, 2013 and 2012 and for the period May 1, 2008 (date of inception) through June 30, 2013, respectively.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2008 (year of inception) through 2011. The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the six month periods ended June 30, 2012 and 2011 and for the period May 1, 2008 (date of inception) through June 30, 2013.

5. RELATED PARTY TRANSACTIONS

LOANS AND ADVANCES FROM SHAREHOLDER
In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and may not be formalized by a promissory note. Any loans and advances are considered payable on demand and accrue interest at a legally nominal rate. The Company owed $0 to its sole shareholder as of June 30, 2013 and December 31, 2012.

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

On June 21, 2013, Introbuzz, Inc. filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation to amend the name of the Company listed therein from "Introbuzz, Inc." to "Cynk Technology Corp". The Certificate also effectuated a 75-for-1 forward split of the Company's common stock, par value $0.001 per share. The Financial Industry Regulatory Authority (" FINRA ") announced and deemed the Company's 1-for-75 forward split to be effective on July 15, 2013 and the name change to "Cynk Technology Corp." to be effective as of July 23, 2013. Shares have been retroactively restated for all periods presented.

EQUITY ISSUANCE
On May 1, 2008 (date of inception), 450 million (6 million pre-split) shares of common stock were issued to the founder in exchange for $6,000. On April 17, 2013, these shares were cancelled upon resignation of duties.

The Company engaged in the registration of its equity, for the purpose of raising cash through the issuance of common shares. The Company through its proposed equity raise issued 81,450,000 (1,086,000 at the time of raise, pre 1:75 forward split) common shares on September 6, 2012 for cash proceeds of $54,300 or $.000667 ($.05 pre-split) per share.

On April 17, 2013, the company, as approved by its Board of Directors, presented 210 million (2.8 million pre-split) shares to the newly appointed sole officer of the corporation for acceptance of position and responsibilities. These shares were valued at the fair market trading value of the stock on an independent exchange ($.0068 per share or $1,428,000) and expensed in the period of the grant.

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

8. SUBSEQUENT EVENTS

On July 23, 2013, the Company's 1:75 Forward Split the common shares became effective.

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

On August 15, 2012 Cynk Technology Corp. closed its offering of common stock registered on Form S-1. Subscriptions have been received from 30 investors, raising $54,300 in proceeds.

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

Cynk Technology Corp. plans to be a social network that is also based on showing the types of people you are connected with and are associated. However, it's also based on the idea that people should, and will pay to get in touch with people you know. Furthermore, money or donations act as a convenient reason to get in touch with people who can benefit your career or enhance one's life.

We believe that people will pay for introductions that are meaningful since it can save or create significant value to someone's life such as to find the right executive, nanny, software developer - or even the right squash player. Instead of paying for a lunch that neither party wants to eat, parties can get down to business knowing that their time has been valued.

Cynk Technology Corp. is a development stage company that has not commenced its planned principal operations to date. Cynk Technology Corp. plans to launch its web based social network at the end of the next quarter following the placement of the offering. Operations to date have been devoted primarily to start-up and development activities, which include the following:

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

Cynk Technology Corp. has identified the following challenges to its success:

1. MAKING ADOPTION EASY AND "STIGMA-LESS"
Cynk Technology Corp. plans to introduce a new model for social networks that we believe will require some acceptance. Selling a stranger your record collection via online auction was a stretch for some people to adopt, and Cynk Technology Corp. is likely to face similar challenges from late adopters. Cynk Technology Corp. believes its planned social network may disrupt an inefficient model of meeting people that is currently based on vague notions of social capital by making it clear "I want to meet this person, and I will make it worth your while".

We believe that an important component to removing the stigma would be the involvement of non-profits. If people are uncomfortable receiving payment, almost everyone is comfortable generating a donation to a cause that helps disadvantaged children, fighting disease, or helping physically or mentally handicapped people.

2. SOCIAL NETWORK USER FATIGUE
Linked, Facebook, Doostang, Myspace, and several other social networks already have established themselves and many users are tired of receiving invitations from people to join another network. Cynk Technology Corp. does not believe another traditional social network such as a direct competitor to Linkedin.com could compete. However, Cynk Technology Corp. believes a social network that GENERATES REVENUE is a compelling reason to get people to join.

3. MANAGING CORPORATE POLICIES
Cynk Technology Corp. expects that a number of enterprises will have limitations on what people can accept for gifts. Cynk Technology Corp. is likely to "fly under radar" for some time, but it may be possible that certain organizations ultimately restrict employees from using their professional titles to generate revenue. For example, someone who is "Director of IT Purchasing, Starbucks" could wield enormous power for someone seeking an appointment and generate significant revenue.

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

The Company did not have any operating income from inception (May 1, 2008) through June 30, 2013. For the period from inception, May 1, 2008 through the period ended June 30, 2013, the registrant recognized a net loss of $1,572,552.

Expenses for the all periods presented were comprised of costs mainly associated with web site development, legal, accounting and office. Some general and administrative expenses during the year were accrued. Our operating expenses were $1,438,518, $4,650,, $1,486,846, $8,876, and $1,567,029 for the three and six month periods ended June 30, 2013 and 2012 and for the period May 1, 2008 (date of inception) through June 30, 2013. Current expenses increased over prior period, primarily for non-cash stock based compensation, in the amount of $1,428,000.

LIQUIDITY AND CAPITAL RESOURCE

On August 15, 2012 Cynk Technology Corp. closed its offering of common stock registered on Form S-1. Subscriptions have been received from 30 investors, raising $54,300 in proceeds.

The Company has minimal cash insufficient to satisfy our current obligations or to meet our anticipated minimal expenses of continued reporting compliance. The Company is dependent on the majority shareholder for temporary funding and advances to meet minimum cash flow requirements. There is no written guarantees that future funding will be made by these individuals, or that future attempts to raise funds through equity or traditional debt arrangements will be successful or at reasonable terms.

As of June 30, 2013 we have negative working capital ($22,413) and accumulated deficits ($1,572,552), which adversely impact our financial position.

CRITICAL ACCOUNTING POLICIES

Cynk Technology Corp. financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of August 5, 2013, our disclosure controls and procedures were not effective.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 15, 2012 Cynk Technology Corp. closed its offering of common stock registered on Form S-1. Subscriptions have been received from 30 investors, raising $54,300 in proceeds.

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

     On July 26, 2013 an 8-K was filed regarding Amendments to Articles of Incorporation or By-Laws

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNK TECHNOLOGY CORP.

Date: August 5, 2013


/s/ Marlon Luis Sanchez
--------------------------------------------------
Marlon Luis Sanchez
President, Chief Executive Officer,
Chief Financial Officer, Chief Accounting Officer,
Secretary, Treasurer, Director