Form 10-Q
period 2013-09-30
Cynk Technology Corp.
filed 2013-11-08
CIK 1540160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 001-35615


                              CYNK TECHNOLOGY CORP.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                              26-2568892
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                       The Matalon, Coney Drive, Suite 400
                               Belize City, Belize
                    (Address of Principal Executive Offices)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 7, 2013: 291,450,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

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

ITEM 1. FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS

                              CYNK TECHNOLOGY CORP.
                              FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Balance Sheets, September 30, 2013 (unaudited) and December 31, 2012
(audited)                                                                     4

Statements of Operations (unaudited), for the three and nine month periods ended September 30, 2013 and 2012 and for the period May 1,
2008 (date of inception) through September 30, 2013                           5

Statement of Changes in Stockholders' Equity (Deficit) for the period
May 1, 2008 (date of inception) through September 30, 2013                    6

Statements of Cash Flows (unaudited), for the nine month periods ended September 30, 2013 and for the period May 1, 2008 (date of inception)
through September 30, 2013                                                    7

Notes to Financial Statements (unaudited)                                     8

                              Cynk Technology Corp.
                          (A Development Stage Company)
                              (formerly Introbuzz)

                                 Balance Sheets

                                                                   September 30,           December 31,
                                                                       2013                   2012
                                                                   ------------           ------------
                                                                    (unaudited)             (audited)
ASSETS

Current Assets
  Cash and cash equivalents                                        $         --           $     45,033
                                                                   ------------           ------------
Total Current Assets                                                         --                 45,033

Intangible assets, net of accumulated
 amortization of $43,000 and $39,467, respectively                           --                  3,533
                                                                   ------------           ------------

      TOTAL ASSETS                                                 $         --           $     48,566
                                                                   ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                 $      6,631           $     12,133
  Accrued expenses                                                       11,424                     --
  Due to related parties                                                 15,633                     --
                                                                   ------------           ------------
Total Current Liabilities                                                33,688                 12,133
                                                                   ------------           ------------

      TOTAL LIABILITIES                                                  33,688                 12,133
                                                                   ------------           ------------
Stockholders' Deficit
  Common stock: 500,000,000 authorized; $0.001 par value
   291,450,000 and 531,450,000 shares issued and outstanding            291,450                531,450
  Additional paid in capital                                          1,258,689               (409,311)
  Accumulated deficit during development stage                       (1,583,827)               (85,706)
                                                                   ------------           ------------
Total Stockholders' Deficit                                             (33,688)                36,433
                                                                   ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $         --           $     48,566
                                                                   ============           ============


On June 21, 2013, the Company effectuated a 1:75 forward stock split. Shares have been retroactively restated.


                   See notes to unaudited financial statements

                              Cynk Technology Corp.
                          (A Development Stage Company)
                              (formerly Introbuzz)

                            Statements of Operations
                                   (unaudited)

                                           For the Three Months Ended            For the Nine Ended            May 1, 2008
                                                  September 30,                     September 30,            (inception) to
                                         -----------------------------     -----------------------------      September 30,
                                             2013             2012             2013             2012              2013
                                         ------------     ------------     ------------     ------------      ------------
Revenues                                 $         --     $         --     $         --     $         --      $         --
                                         ------------     ------------     ------------     ------------      ------------
Operating Expenses
  General and administrative                    9,523            4,740           26,339            6,066            38,270
  Stock based compensation                         --               --        1,428,000               --         1,428,000
  Professional                                  1,500               --            7,340            3,250            25,840
  Research and development                        252               --           32,909               --            43,194
  Depreciation and amortization                    --            2,150            3,533            6,450            43,000
                                         ------------     ------------     ------------     ------------      ------------
      Total operating expenses                 11,275            6,890        1,498,121           15,766         1,578,304
                                         ------------     ------------     ------------     ------------      ------------

NET LOSS FROM OPERATIONS                      (11,275)          (6,890)      (1,498,121)         (15,766)       (1,578,304)

OTHER INCOME (EXPENSE)
  Interest expense                                 --             (353)              --             (353)           (5,523)

  Income taxes                                     --               --               --               --                --
                                         ------------     ------------     ------------     ------------      ------------

NET LOSS                                 $    (11,275)    $     (7,243)    $ (1,498,121)    $    (16,119)     $ (1,583,827)
                                         ============     ============     ============     ============      ============

BASIC AND DILUTIVE LOSS PER SHARE        $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                         ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       291,450,000      531,450,000      385,172,628      531,450,000
                                         ============     ============     ============     ============


On June 21, 2013, the Company effectuated a 1:75 forward stock split. Shares have been retroactively restated.


                   See notes to unaudited financial statements

                              Cynk Technology Corp.
                          (A Development Stage Company)
                              (formerly Introbuzz)

                       Statement of Stockholders' Deficit

                                                         Additional
                                       Common Stock        Paid in       Subscription      Accumulated
                                          Amount           Capital        Receivable         Deficit           Total
                                          ------           -------        ----------         -------           -----
BALANCE, DECEMBER 31, 2011              $ 450,000       $  (444,000)       $     --       $   (49,522)      $   (43,522)

Stock issued for cash                      81,450           (27,150)             --                              54,300

Forgiveness of debt of shareholder                           61,839              --                              61,839

Net loss                                                                         --           (36,184)          (36,184)
                                        ---------       -----------        --------       -----------       -----------
BALANCE, DECEMBER 31, 2012                531,450          (409,311)             --           (85,706)           36,433

Stock issued for services                 210,000         1,218,000              --                           1,428,000

Stock cancellation                       (450,000)          450,000              --                                  --

Net loss (unaudited)                                                             --        (1,498,121)       (1,498,121)
                                        ---------       -----------        --------       -----------       -----------

BALANCE, SEPTEMBER 30, 2013             $ 291,450       $ 1,258,689        $     --       $(1,583,827)      $   (33,688)
                                        =========       ===========        ========       ===========       ===========


On June 21, 2013, the Company effectuated a 1:75 forward stock split. Shares have been retroactively restated.


                   See notes to unaudited financial statements

                              Cynk Technology Corp.
                          (A Development Stage Company)
                              (formerly Introbuzz)

                            Statements of Cash Flows
                                   (unaudited)


                                                                                                      May 1, 2008
                                                                                                      (inception)
                                                                          September 30,                 through
                                                                -------------------------------       September 30,
                                                                    2013               2012               2013
                                                                ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (1,493,877)      $    (16,119)      $ (1,579,583)
  Adjustment to reconcile Net Income to net
   cash provided by operations:
     Depreciation and amortization                                     3,533              6,450             43,000
     Stock-based compensation                                      1,428,000                 --          1,428,000
  Changes in operating assets and liabilities:
     Accounts payable                                                 (5,502)             2,046              6,631
     Accrued expenses                                                  7,180              7,723             22,019
     Deferred revenue and customer deposits                               --                 --                 --
                                                                ------------       ------------       ------------
Total adjustments                                                  1,433,211             16,219          1,499,650
                                                                ------------       ------------       ------------
       Net Cash (Used in) Provided By Operating Activities           (60,666)               100            (79,933)
                                                                ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Development of intangible property                                      --                 --            (43,000)
                                                                ------------       ------------       ------------
       Net Cash (Used in) Investing Activities                            --                 --            (43,000)
                                                                ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Shareholder loans, net                                              15,633                 --             62,633
  Proceeds from issuance of stock                                         --                 --             60,300
                                                                ------------       ------------       ------------
       Net Cash (Used in) Provided by Financing Activities            15,633                 --            122,933
                                                                ------------       ------------       ------------

Net increase (decrease) in cash and cash  equivalents                (45,033)               100                 --
Cash and cash equivalents, beginning of period                        45,033                 15                 --
                                                                ------------       ------------       ------------

Cash and cash equivalents, end of period                        $         --       $        115       $         --
                                                                ============       ============       ============
Supplemental cash flow information
  Cash paid for interest                                        $         --       $         --       $         --
                                                                ============       ============       ============
  Cash paid for taxes                                           $         --       $         --       $         --
                                                                ============       ============       ============
Non-cash transactions:
  Forgiveness of debt and accrued interest, shareholder         $         --       $         --       $     61,839
                                                                ============       ============       ============


                   See notes to unaudited financial statements

                              Cynk Technology Corp.
                          (A Development Stage Entity)
                              (formerly Introbuzz)
                        Notes to the Financial Statements
      As of September 30, 2013 (unaudited) and December 31, 2012 (audited)
   and for the three and nine month periods ended September 30, 2013 and 2012
         (unaudited) and for the period May 1, 2008 (date of inception)
                     through September 30, 2013 (unaudited)


1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Cynk Technology Corp., formerly known as Introbuzz ("CYNK" or the "Company") was incorporated in the State of Nevada on May 1, 2008. CYNK was founded on the premise that personal networks and contacts are valuable. Social networks are web based services that allow individuals to post a profile and link their profile to other friends and organizations. Social networks have largely been a "personal branding" exercise or for pure entertainment, CYNK is a referral service for introductions.

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

As of September 30, 2013 and December 31, 2012 the fair values of the Company's financial instruments approximate their historical carrying amount.

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

SOFTWARE DEVELOPMENT COSTS AND CAPITAL TECHNOLOGY
The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs. The Company has capitalized the cost of the proprietary website technology, purchased from unrelated third party developers. Additional costs to customize, modify and betterment to the existing product was charged to expense as it was incurred

Capitalized software costs are stated at cost. The estimated useful life of costs capitalized is currently being amortized over five years. Amortization is computed on a straight line basis. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of the proprietary software existed at September 30, 2013 and December 31, 2012. The intangible assets were fully amortized as of September 30, 2013.

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

ADVERTISING
The costs of advertising are expensed as incurred. Advertising expense was $0 for the nine month periods ended September 30, 2013 and 2012 and for the period May 1, 2008 (date of inception) through September 30, 2013. Advertising expenses, when incurred are to be included in the Company's operating expenses.

RESEARCH AND DEVELOPMENT
The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. Research and development costs were $252, $0, $32,909 and $43,194 for the three and nine month periods ending

September 30, 2013 and 2012 and for the period from May 1, 2008 (date of inception) through September 30, 2013, respectively.

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

3. INTANGIBLE ASSETS

INTANGIBLE ASSETS
The Company has capitalized the cost of acquiring their technology for internal and external use. The purchase price was valued at the agreed upon price with the unrelated party. Acquired software costs consist of the following, as:

                                   September 30,       December 31,
                                       2013               2012
                                     --------           --------

Website                              $ 43,000           $ 43,000
Accumulated Amortization              (43,000)           (39,467)
                                     --------           --------
                                     $      0           $  3,533
                                     ========           ========
Future amortization:
  2013                               $     --
                                     --------
                                     $     --
                                     ========

Amortization expense was $0, $2,150, $3,533, $6,450 and $43,000 for the three and nine month periods ended September 30, 2013 and 2012 and for the period May 1, 2008 (date of inception) through September 30, 2013, respectively.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the short year ending December 31, 2008 (year of inception) through 2012.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the nine month periods ended September 30, 2012 and 2011 and for the period May 1, 2008 (date of inception) through September 30, 2013.

5. RELATED PARTY TRANSACTIONS

LOANS AND ADVANCES FROM SHAREHOLDER
In support of the Company's efforts and cash requirements, it is relying on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of certain liabilities as they come due. The advances are considered temporary in nature and may not be formalized by a promissory note. Any loans and advances are considered payable on demand and accrue interest at a legally nominal rate. The Company owed $15,633 and $0 to its sole shareholder as of September 30, 2013 and December 31, 2012.

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

On June 21, 2013, Introbuzz filed with the Nevada Secretary of State a Certificate of Amendment to its Articles of Incorporation to amend the name of the Company listed therein from "Introbuzz" to "Cynk Technology Corp". The Certificate also effectuated a 75-for-1 forward split of the Company's common stock, par value $0.001 per share. The Financial Industry Regulatory Authority ("FINRA") announced and deemed the Company's 1-for-75 forward split to be effective on July 15, 2013 and the name change to "Cynk Technology Corp." effective as of July 23, 2013. Shares have been retroactively restated for all prior periods presented.

EQUITY ISSUANCE:
On May 1, 2008 (date of inception), 450 million (6 million pre-split) shares of common stock were issued to the founder in exchange for $6,000. On April 17, 2013, these shares were cancelled upon resignation of duties.

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

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the issuance of this report, as filed with the Securities and Exchange Commission (date available), that should be disclosed.

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

          6. We plan to launch our website www.introbizz.com during the fourth quarter of 2013. We have identified a company in Texas to provide us with server space at a cost of $99 per server. If additional server space is needed (based on traffic to our site) this company can provide ample servers immediately on demand.

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

The Company did not have any operating income from inception (May 1, 2008) through September 30, 2013. For the period from inception, May 1, 2008 through the period ended September 30, 2013, the registrant recognized a net loss of $1,583,827.

Expenses for the all periods presented were comprised of costs mainly associated with web site development, legal, accounting and office. Some general and administrative expenses during the year were accrued. Our operating expenses were $11,275, $6,890, $1,498,121, $15,766, and $1,578,304 for the three and nine month periods ended September 30, 2013 and 2012 and for the period May 1, 2008 (date of inception) through September 30, 2013. Current expenses increased over prior period, primarily for non-cash stock based compensation, in the amount of $1,428,000.

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

As of September 30, 2013 we have negative working capital ($33,688) and accumulated deficits ($1,583,827), which adversely impact our financial position.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of November 4, 2013, our disclosure controls and procedures were not effective.

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

     On August 15, 2013 an 8-K was filed regarding a Change of Address of Corporate Offices.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYNK TECHNOLOGY CORP.

Date: November 7, 2013


/s/ Marlon Luis Sanchez
--------------------------------------------------
Marlon Luis Sanchez
President, Chief Executive Officer,
Chief Financial Officer, Chief Accounting Officer,
Secretary, Treasurer, Director